Form 10-K
period 1993-12-31
CLARK EQUIPMENT CO /DE/
filed 1994-03-30
CIK 109710

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K

            Annual Report Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934

For the Fiscal Year Ended December 31,1993 Commission File Number:1-5646

                           CLARK EQUIPMENT COMPANY
            (Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of      38-0425350
 incorporation or organization)      (IRS Employer Identification No.)

100 North Michigan Street            46634
P.O. Box 7008                        (Zip Code)
South Bend, Indiana
(Address of Principal                (219) 239-0100
 Executive Offices)                  (Registrant's telephone number,
                                     including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
Title of each class:                 on which registered:
Common Stock, $7.50 Par Value        New York Stock Exchange, Inc.

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 14, 1994, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,114,071,082, based on the closing price of the stock as reported on the Composite Transaction Reporting System by the New York Stock Exchange on March 14, 1994. (Number includes the shares held by the Registrant's Leveraged Employee Stock Ownership Plan.)

As of March 14, 1994, there were 17,411,016 shares of Registrant's $7.50 Par Value Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 ("Annual Report") are incorporated by reference in Parts I and II of this Form 10-K.

Portions of Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1. BUSINESS

        Clark Equipment Company, a Delaware corporation, is the successor to certain corporations the first of which was organized on December 24, 1902. Unless the context otherwise indicates, the terms "Registrant", "Clark" and "Company" when used in this Form 10-K refer to Clark Equipment Company and its consolidated subsidiaries.

Description of Business

        Clark's business is the design, manufacture and sale of skid steer loaders, construction machinery, transmissions for on-highway trucks and axles and transmissions for off-highway equipment.

        Skid steer loaders, compact excavators and a limited line of agricultural equipment are manufactured by Clark's Melroe Company Business Unit ("Melroe"). Off-highway axles and transmissions are manufactured by the Company's Clark-Hurth Components Company Business Unit ("Clark Hurth"). On-highway transmissions and a limited amount of off-highway axles and transmissions are manufactured by the Company's Clark Automotive Products Company Business Unit ("Clark Automotive"). In this Form 10-K, Melroe and Clark Hurth are included in the Off-Highway Segment, and Clark Automotive is included in the On-Highway Segment.

        In addition, construction machinery is manufactured by VME Group N.V. ("VME"), a joint venture which is owned 50% by the Company and 50% by A.B. Volvo. The Company's share of the joint venture's earnings is included in the Company's financial statements on an equity basis. The discussion of the Company and its operations in Part I of this Form 10-K is limited to Melroe, Clark Hurth and Clark Automotive and does not include VME, unless expressly stated to the contrary.

        On July 31, 1992, the Company sold all of the outstanding stock of Clark Material Handling Company ("CMHC"), and certain other subsidiaries which comprised its material handling equipment business, to Terex Corporation ("Terex") for approximately $91 million. A gain of $8.5 million was recognized on the sale which has been included in discontinued operations. CMHC is reflected as a discontinued operation in the statements of income which are filed as a part of this Form 10-K. As a part of the sale, Terex and CMHC assumed substantially all of the obligations of the Company relating to the CMHC operation. In the event that Terex and CMHC fail to perform or are unable to discharge any of the assumed obligations, the Company could be required to discharge such obligations. This issue is discussed in more detail in the footnote captioned "Contingencies" in that portion of the Company's Annual Report to Stockholders which is attached hereto as Exhibit 13.

        Clark Automotive consists of Clark Automotive Products Corporation, a Michigan corporation ("CAPCO"), and its wholly-owned subsidiaries CAPCO do Brasil Empreendimentos e Participacoes Ltda. and Equipamentos Clark Ltda. On February 23, 1994, CAPCO filed a Registration Statement with the Securities and Exchange Commission for an initial public offering of 10 million shares of its common stock with an estimated price range of $14 to $17 per share. Of the total number of shares, 9,174,194 shares will be sold by the Company and 825,806 will be sold by CAPCO. The Company has also granted the underwriter an option to purchase an additional one million shares of common stock to cover overallotments. If the public offering is completed, and assuming that the overallotment option is fully exercised by the underwriter, the Company will have disposed of its entire interest in Clark Automotive.

Backlog Orders

        For the On-Highway Segment, the approximate dollar backlog of orders believed to be firm was $25 million at December 31, 1993 and $21 million at December 31, 1992. For the Off-Highway Segment, the approximate dollar backlog of orders believed to be firm was $124 million at December 31, 1993 and $102 million at December 31, 1992. Generally, Clark's customers may cancel their orders without incurring significant cancellation charges, and, therefore, Clark's backlog is essentially a report of the recorded intentions to purchase its products, which could change before the sales are completed. The backlog figures stated above are based on orders to Clark's factories or warehouses from Clark's independent dealers and other customers who buy directly from Clark's factories or warehouses.

Manufacturing

        The products of the On-Highway Segment are manufactured by Clark Automotive in Brazil and are sold primarily to the Brazilian automobile industry and the North and South American medium-duty truck industry. In addition, Clark Automotive sells a limited amount of off-highway axles and transmissions primarily to customers in Brazil.

        In the Off-Highway Segment, Melroe products are manufactured in the United States for sale throughout the world to a wide variety of users and industries, including the construction and agricultural industries. These products are distributed under the trademarks "Melroe" and "Bobcat". In addition, Melroe products are manufactured by a licensee in Australia. Clark Hurth products are manufactured in the United States, Belgium and Italy for sale throughout the world primarily to the construction, mining and material handling equipment industries. In addition, Clark Hurth products are manufactured by a licensee in South Africa.

Distribution

        The products of the On-Highway Segment are sold by Clark directly to customers by Clark employee sales representatives, and through manufacturers representatives and independent distributors.

        In the Off-Highway Segment, Clark Hurth products are also sold directly to customers by employee sales representatives and through manufacturers representatives and independent distributors. Melroe products are sold by Clark primarily through independent dealers. Clark maintains a large modern central parts warehouse in Chicago, which, in conjunction with a communications network and electronic data processing equipment, provide expeditious shipment of customers' and dealers' orders for repair and replacement parts for Melroe and VME products.

Operations Outside the United States

        Operations outside the United States are subject to, among other things, the laws and regulations of foreign governments relating to investments, operations and currency restrictions, import and export duties and revaluations and fluctuations of currencies. Operations outside the United States are also subject to changes in governments and economic policies.

        License fees from licensees outside the United States and Canada, other than from consolidated subsidiaries, and dividends from associated companies aggregated approximately $0.3 million in 1993, approximately $0.4 million in 1992 and approximately $5.2 million in 1991.

Raw Materials and Components

        The principal raw materials and components purchased by the Off-Highway Segment are steel; castings; engines and accessories; hydraulic motors, pumps, valves and cylinders; fabricated metal parts; fabricated plastic parts; tires and tubes; electrical equipment; drive train components; brakes and brake components; bearings; forgings; fasteners; bushings; electric motors; gears and gear blanks; screw machine products; seals; clutch plates; torque convertors; synchronizer rings; steering arms; CV joints; cardan shafts; seats; paint; sealants and adhesives; antifreeze; batteries; radiators; oil coolers; springs; shocks; chain; sprockets; glass; filters; and rotational and vacuum formed plastics.

        The principal raw materials and components purchased by the On-Highway Segment are steel, castings, pumps, valves, fabricated metal parts, bearings, forgings, fasteners, screw machine products, seals, torque converters, synchronizer rings, bushings and fabricated plastic parts.

        For both the Off-Highway and On-Highway Segments, the items described above are purchased from a number of different suppliers, both on an individual purchase commitment basis and on a one-year blanket order basis. Multiple sources for most items are available, but substitution of engines and accessories, hydraulic motors, electrical equipment, pumps, and valves, in the event they were to become unavailable from the usual sources, would in some instances require engineering modifications to the product in which they are used.

Energy

        Clark's manufacturing operations and those of its suppliers depend to a substantial extent upon the availability of natural gas, fuel oil, propane, electricity, coal, uranium and generating capacity. Clark presently expects that its plants will be able to operate with little or no interruption resulting out of scarcity of energy through 1994.

Engineering and Product Development

        An engineering staff is maintained at each of the principal manufacturing facilities of Clark. These staffs are supplemented by laboratories which provide technical support for product testing, materials research and process development. Approximately 277 engineering employees (engineers, designers, draftsmen and technicians) are presently engaged full time in engineering and product development activities. Approximately $19.8 million in 1993, $21.5 million in 1992 and $27.7 million in 1991 was spent on activities relating to the development of new products and the improvement of existing products. These amounts include expenditures by Clark Material Handling Company up to the date of the sale of that company to Terex Corporation on July 31, 1992. Substantially all of these amounts were sponsored by Clark rather than by customers.

        Although Clark owns numerous patents and has patent applications pending, its business is not materially dependent upon patent protection.

Competition

        Clark conducts its domestic and foreign operations under highly competitive conditions and its business is subject to cyclical influences and other factors. The customers for most of Clark's products are commercial, industrial or farm users who use the products in business for profit. Product performance and parts and service availability are primary considerations for these customers in the choice among competing products. Availability of rental and financing programs and warranty policies are also important considerations. In making a purchase decision, the above factors, plus the initial selling price, the date on which delivery can be made, and the general product reputation will be considered by the purchaser, and the order will normally be placed with the seller who comes closest to satisfying the purchaser's particular requirements of all of these factors.

        Clark estimates that it has 19 significant competitors in the On-Highway Segment. In addition, this Segment is subject to potential competition from its customers, some of whom could elect to make for themselves the components now purchased from Clark.

        In the Off-Highway Segment, Melroe is the leading producer of skid steer loaders in the United States and has approximately 20 significant competitors. Clark Hurth has approximately 20 significant competitors and is also subject to potential competition from its customers.

Customers

        The Off-Highway Segment is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its operations.

        During 1993, approximately 32% of the consolidated revenues of the On-Highway Segment was derived from sales to its largest customer, and approximately 54% of the Segment's consolidated revenues was derived from sales to its two largest customers. Loss of any one or both of these customers could have a material adverse effect on the operations of this segment.

Seasonality

        Although Clark experiences slight seasonal variations in its sales, Clark does not consider any material part of its business to be seasonal.

Environmental Compliance

        Clark's facilities are subject to environmental regulation by federal, state and local authorities. In 1993, the Company spent approximately $2.6 million in connection with environmental compliance and cleanup activities. Capital expenditures for environmental control activities are not expected to be material for the remainder of 1994 and 1995. Clark is also involved in environmental cleanup activities or litigation in connection with former waste disposal sites and former plant locations. The Company has and will continue to make provisions for these cleanup costs as necessary and when the Company's liability can be reasonably estimated. As of December 31, 1993, the Company had reserves of $16.4 million for potential future environmental cleanup costs. Although the Company cannot determine whether or not a material effect on future operations is reasonably likely to occur, it believes that the recorded reserve levels are appropriate estimates of the potential liability. The Company further believes that the additional maximum exposure level in excess of the recorded reserve level would not be material to the financial condition of the Company. Although settlement of the reserves will cause future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position.

Employees

        As of December 31, 1993, Clark employed 2,285 persons in North America and 3,663 persons outside North America. A portion of Clark's production, maintenance and warehouse employees in the United States are represented by local unions affiliated with the Allied Industrial Workers and the International Brotherhood of Teamsters, which are affiliated with the AFL-CIO.

Industry Segment and Geographic Area Discussion

        Incorporated by reference to pages 27 to 29 of that portion of the Company's Annual Report which is attached hereto as Exhibit 13.

ITEM 2. PROPERTIES
        Clark or a subsidiary of Clark owns the following principal facilities in fee, except where a lease is indicated:

                                 Total Floor Space    Leased Floor Space
Principal Products               Approximate Sq.Ft.   Approximate Sq. Ft.
Manufactured                     Plant    Office        Plant    Office
                                 (in thousands)         (in thousands)
On-Highway Segment
  Valinhos, Brazil               865         88            -        -
Off-Highway Segment
  Bismarck, ND                   375         48            -        -
 *Gwinner, ND                    427         98            -       53
  Fargo, ND                        -         22            -       22
  Lot, Belgium                   144         38          144       38
  Other Melroe                     -          4            -        4
  Bruges, Belgium                312         19            -        -
  Statesville, NC                423         60           18        -
  Buchanan, MI                    52         32           13        -
  Arco, Italy                    199         78            -        -
  Valsugana, Italy                83          7            -        -
  Rovereto, Italy                 35          3           35        3
Other Business Locations
  Corporate Headquarters-          -         36            -       36
    South Bend, IN
  Records Retention-               -         15            -       15
    South Bend, IN
  Clark Distribution Services-
    Chicago, IL                  570         61            -        -
    Bedford Park, IL              63          2           63        2
                               3,548        611          273      173

*112,000 square feet of the Gwinner plant is on property leased from a railroad for an indefinite term, subject to termination on 30 days notice.

        Clark owns the production equipment and machines at its plants, except for an insignificant number of items which are leased. All of Clark's principal plants and warehouse facilities are in good operating condition. Clark also owns idle facilities in Georgetown, Kentucky, Atlanta, Georgia and South Bend, Indiana. The Georgetown, Kentucky facility is classified as an asset held for sale in the Company's balance sheet incorporated in this Form 10-K.
        In 1993 Clark's manufacturing plants operated at approximately 83% of capacity.

ITEM 3. LEGAL PROCEEDINGS

In the Matter of Industrial Pretreatment Violations at Melroe Company, Gwinner, North Dakota

        On October 5, 1992, the United States Environmental Protection Agency ("EPA") issued a Finding of Violation and Order for Compliance ("Order") which alleges that the Company has failed to comply with the pretreatment regulations promulgated pursuant to Section 306 and 307 of the Clean Water Act. The Order alleges that certain metal finishing wastewaters generated at the Company's Melroe facility in Gwinner, North Dakota were discharged into the Publicly Owned Treatment Works operated by the City of Gwinner in violation of the applicable pretreatment regulations. The Order also alleges that the Company failed to comply with certain reporting requirements set forth in the pretreatment regulations. The Order requires the Company to comply with the discharge limitations for metal finishing wastewater and all related reporting requirements. The Company is in the process of taking all actions required of it under the Order.

        On January 31, 1994, the Company received a letter from the U.S. Department of Justice indicating that it would be willing to settle this matter without litigation for a civil penalty of $1.9 million. The Company intends to commence settlement negotiations with the Department of Justice.

Burkeen et al. v Clark Equipment Company

        On March 26, 1993, James R. Burkeen, Betty F. Burkeen and Burkeen Manufacturing Company filed a Complaint in the United States District Court for the Northern District of Mississippi. The Complaint alleges fraud, negligent misrepresentation, breach of contract, breach of duty of good faith and fair dealing, breach of warranty and tortious interference with contract and business relations in connection with Registrant's sale of its trencher equipment business to Burkeen Manufacturing Company in December of 1991. Burkeen Manufacturing Company seeks compensatory damages of $40,000,000, James R. Burkeen and Betty F. Burkeen seek compensatory damages of $5,000,000 and all plaintiffs seek punitive damages of $90,000,000.

        The Registrant has filed an Answer denying liability and a Counterclaim seeking recovery of certain amounts owed by Burkeen
Manufacturing Company in connection with the sale. The lawsuit is in the discovery stage. Based on the information available, the Registrant believes that the lawsuit is without merit and that the ultimate resolution of the suit will not have a material adverse effect on the Registrant's financial condition.

        The Company is a party to ordinary routine litigation incidental to its business. The ultimate results of this litigation are subject to a high degree of estimation and are not determinable with complete precision; however, in the opinion of management either adequate provision for anticipated costs has been made through insurance coverage or accruals, or the ultimate costs of such matters will not materially affect the consolidated financial position of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer and   Age as of                Principal Occupation
Positions/Offices     March 1,     Date First  and Employment During
Presently Held         1994         Elected    Past Five Years

Leo J. McKernan*       56          5/22/86     Chairman, President and
Chairman, President                            Chief Executive Officer
and Chief Executive                            Clark Equipment Company.
Officer

Frank M. Sims*         61          3/17/87     Senior Vice President of
Senior Vice President                          Clark Equipment Company.

Paul R. Bowles         56          9/22/89     Vice President - Corporate
Vice President                                 Development of Clark
                                               Equipment Company.  Prior
                                               to September 1989,
                                               President, Edward Lowe
                                               Industries, Inc.- clay
                                               minerals business.

Thomas L. Doepker      50          7/13/84     Vice President and
Vice President and                             Treasurer of Clark
Treasurer                                      Equipment Company.

William N. Harper      49          12/09/86    Vice President and
Vice President and                             Controller of Clark
Controller                                     Equipment Company.

Bernard D. Henely      50          7/13/84     Vice President and
Vice President and                             General Counsel of
General Counsel                                Clark Equipment Company.

James D. Kertz         57          2/9/93      President, Melroe Company,
Vice President                                 a Business Unit of Clark
                                               Equipment Company.  Prior
                                               to September 1992,
                                               Executive Vice President,
                                               Melroe Company.

John J. Reynolds       60          8/13/91     President, Clark-Hurth
Vice President                                 Components Company, a
                                               Business Unit of Clark
                                               Equipment Company.  Prior
                                               to April 1991, President,
                                               Cherry-Burrell Corporation-
                                               automatic packaging and
                                               processing equipment.


*  Member of the Board of Directors of the Company.

Each officer's term expires at the annual meeting of the Board of Directors on May 10, 1994.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

          Incorporated by reference to page 31 of that portion of the Company's Annual Report which is attached hereto as Exhibit 13.


ITEM 6.   SELECTED FINANCIAL DATA

          Incorporated by reference to page 34 of that portion of the Company's Annual Report which is attached hereto as Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Incorporated by reference to pages 1 through 8 of that portion of the Company's Annual Report which is attached hereto as Exhibit 13.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated by reference to pages 9 through 26, 30 and 31 of that portion of the Company's Annual Report which is attached hereto as Exhibit 13.

          Also see Index to Financial Statements on page 13 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding the directors of the Registrant is incorporated by reference to the section in the Company's Proxy Statement which is captioned "Identification of Nominees for Director". Information regarding the executive officers of the Registrant is set forth in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated by reference to the sections in the Company's Proxy Statement which are captioned "Executive Compensation", "Stock Option/SAR Tables", "Executive Employment Contracts", "Retirement Program", "Director Compensation Arrangements", and "Stock Purchase and Grant Plans for Non-Employee Directors".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference to the section in the Company's Proxy Statement which is captioned "Security Ownership of Certain Beneficial Owners and Management".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements:
             Incorporated by reference to pages 9 through 34 of that portion of the Company's Annual Report which is attached hereto as Exhibit 13.

          2. Financial Statement Schedules (see index on page 13 of this report).

          3. Exhibits:

             See Exhibit List and Index attached. Exhibits numbered
             (10)(a) through (10)(r) are management contracts and compensatory plans or arrangements.

     (b)  Reports on Form 8-K:

          1. The Registrant filed a Form 8-K dated October 22, 1993 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

          2. The Registrant filed a Form 8-K dated November 16, 1993 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1994.

                                               CLARK EQUIPMENT COMPANY


                                               By /s/ Leo J. McKernan
                                               Leo J. McKernan
                                               Chairman, President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes B. D. Henely and John J. Moran, Jr. and each of them severally, with full power in each to act without the other and with full power of substitution and resubstitution, to execute in the name of each such person, and to file any amendments to this report as the registrant deems appropriate, and appoints such persons as attorneys-in-fact to sign on his behalf individually, and in each capacity stated below, and file all amendments to this report.

SIGNATURE                      TITLE                     DATE


/s/ Leo J. McKernan    Chairman, President, Chief        March 30, 1994
Leo J. McKernan        Executive Officer and Director
                       (Principal Executive Officer)

/s/ William N. Harper  Vice President and Controller     March 30, 1994
William N. Harper      (Principal Financial Officer and
                       Principal Accounting Officer)

     Directors

/s/ James C. Chapman
James C. Chapman           Director            )

/s/ Donald N. Frey
Donald N. Frey             Director            )

/s/ James A.D. Geier
James A.D. Geier           Director            )

/s/ Gaynor N. Kelley
Gaynor N. Kelley           Director            )         March 30, 1994

/s/ Ray B. Mundt
Ray B. Mundt               Director            )

/s/ Frank M. Sims
Frank M. Sims              Director            )

/s/ Dieter H. Stinnes
Dieter H. Stinnes          Director            )

                           CLARK EQUIPMENT COMPANY
                        INDEX TO FINANCIAL STATEMENTS



     The financial statements of Clark Equipment Company and its consolidated subsidiaries, together with the report thereon of Price Waterhouse dated February 14, 1994, appearing on pages 9 through 34 of that portion of the Company's 1993 Annual Report which is attached hereto as Exhibit 13, are incorporated by reference in this Form 10-K Annual Report. The following additional financial data should be read in conjunction with such financial statements. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial 3statements or notes thereto.

















     The combined financial statements of VME Group N.V. (VME) and its subsidiaries have been incorporated beginning on page 19 of this report. VME is a joint venture owned 50 percent each by Clark Equipment Company and A.B. Volvo of Sweden.

     Financial statements of other unconsolidated majority owned subsidiaries and 50% or less owned persons have been omitted because the proportionate share of the pre-tax income and total assets of each such company is less than 20% of the respective amounts for the registrant and its consolidated subsidiaries, and the investment in and advances to each company is less than 20% of total assets of the registrant and its consolidated subsidiaries.

Additional Information:

                                                             Page

     Report of Independent Accountants on Financial
       Statement Schedules                                   14


     Clark Equipment Company and Consolidated Subsidiaries-
       Schedule II                                           15
       Schedules V and VI                                    16 and 17
       Schedule VIII                                         18


     VME Group N.V. and its subsidiaries
       Combined Financial Statements and Notes
        to Financial Statements                              19 through 44


     Report of KPMG Bohlins AB on the
       Financial Statements of VME Holding Sweden AB         45

                           REPORT OF INDEPENDENT ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULES







Board of Directors
Clark Equipment Company
South Bend, Indiana


Our audits of the consolidated financial statements referred to in our report dated February 14, 1994 appearing on page 42 of the 1993 Annual Report to Stockholders of Clark Equipment Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse

Price Waterhouse
South Bend, Indiana
February 14, 1994

                            CLARK EQUIPMENT COMPANY
                         AND CONSOLIDATED SUBSIDIARIES
                                   __________

             SCHEDULE II - ACCOUNTS RECEIVABLE FROM RELATED PARTIES
        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES



                   Balance                            Deductions                Balance
                 at beginning                  Amounts                           at end
Name of Debtor    of Period     Additions      Collected    Written-Off        of Period

Year Ended December 31, 1993

                                   None




Year Ended December 31, 1992

G. D. Bello   (1)     239,000      36,000             -         275,000 (2)          -


                 $    239,000   $  36,000     $       -     $   275,000 (2)    $     -




Year Ended December 31, 1991

G. D. Bello   (1)$    185,000   $  54,000     $       -     $       -          $ 239,000


                 $    185,000   $  54,000     $       -     $       -          $ 239,000



(1)  Interest free loans granted in accordance with executive compensation contract entered into in 1983.

(2) Repayment of this loan was forgiven pursuant to Mr. Bello's contract upon his termination of employment with the Company on July 31, 1992.


                                          CLARK EQUIPMENT COMPANY
                                       AND CONSOLIDATED SUBSIDIARIES
                                                 _________

                                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                           (Amounts in Thousands)
                                                                                                     Effect of
                                Balance                                   Disposition                 Exchange     Balance
                                Beginning                  Retirements        of                      Rate         End of
                                of Year      Additions     and Sales       Business 1/   Sub-Total    Changes      Year

Year Ended December 31, 1993

  Land and Land Improvements... $  17,220    $     411     $    (1,756)    $       0     $  15,875    $     (594)   $  15,281
  Buildings....................   103,298        1,476         (10,526)            0        94,248        (2,371)      91,877
  Machinery and Equipment......   421,455       27,990         (34,495)            0       414,950        (9,524)     405,426

                                $ 541,973    $  29,877     $   (46,777)    $       0     $ 525,073    $  (12,489)   $ 512,584

Year Ended December 31, 1992

  Land and Land Improvements... $  26,563    $      98     $      (673)    $  (7,492)    $  18,496    $   (1,276)   $  17,220
  Buildings....................   157,799        1,890          (6,854)      (45,763)      107,072        (3,774)     103,298
  Machinery and Equipment......   476,603       35,296         (14,962)      (61,781)      435,156       (13,701)     421,455

                                $ 660,965    $  37,284     $   (22,489)    $(115,036)    $ 560,724    $  (18,751)   $ 541,973

Year Ended December 31, 1991

  Land and Land Improvements... $  25,919    $     813     $       126     $       0     $  26,858    $     (295)   $  26,563
  Buildings....................   152,577        5,878              22             0       158,477          (678)     157,799
  Machinery and Equipment......   461,787       41,911         (23,371)            0       480,327        (3,724)     476,603

                                $ 640,283    $  48,602     $   (23,223)    $       0     $ 665,662    $   (4,697)   $ 660,965

1/   This column reflects the effect of the sale of Clark Material Handling Company ("CMHC").  The sale of
     CMHC to the Terex Corporation was closed on July 31, 1992.  The year-end balances include idle facilities and properties of CMHC retained by the Company, with a cost basis of $25.3 million, $53.0 million and
     $61.2 million in each respective year.  The idle properties include approximately 11.5 percent land and land improvements, 64.4 percent buildings and 24.1 percent machinery and equipment.  These assets have been separately classified as assets held for sale in the Company's balance sheet.

                                          CLARK EQUIPMENT COMPANY
                                       AND CONSOLIDATED SUBSIDIARIES

                           SCHEDULE VI-ACCUMULATED DEPRECIATION AND AMORTIZATION
                                      OF PROPERTY, PLANT AND EQUIPMENT
                                           (Amounts in Thousands)
                                                                                                      Effect of
                                Balance                                   Disposition                 Exchange     Balance
                                Beginning                  Retirements        of                      Rate         End of
                                of Year      Additions     and Sales       Business 2/   Sub-Total    Changes      Year
Year Ended December 31, 1993
  Land and Land Improvements... $   5,851    $     202     $      (619)   $       0     $   5,434    $      (33)   $   5,401
  Buildings....................    51,111        2,480         (11,633)           0        41,958          (712)      41,246
  Machinery and Equipment......   259,139       33,696         (31,102)           0       261,733        (4,485)     257,248

                                $ 316,101    $  36,378     $   (43,354)   $       0     $ 309,125    $   (5,230)   $ 303,895

Year Ended December 31, 1992
  Land and Land Improvements... $   8,527    $     208     $      (622)   $  (2,238)    $   5,875    $      (24)   $   5,851
  Buildings....................    68,298        2,779          (7,270)     (12,448)       51,359          (248)      51,111
                                                                                   1/
  Machinery and Equipment......   284,197       41,133         (14,279)     (46,549)      264,502        (5,363)     259,139

                                $ 361,022    $  44,120     $   (22,171)   $ (61,235)    $ 321,736    $   (5,635)   $ 316,101

Year Ended December 31, 1991
  Land and Land Improvements... $   8,287    $     214     $        58    $       0     $   8,559    $      (32)   $   8,527
  Buildings....................    64,938        3,579             (32)           0        68,485          (187)      68,298
  Machinery and Equipment......   263,803       41,979         (21,088)           0       284,694          (497)     284,197

                                $ 337,028    $  45,772     $   (21,062)   $       0     $ 361,738    $     (716)   $ 361,022

  1/  Amount includes $6.6 million in 1992 provided for write-down of the idle Georgetown, Kentucky plant.
  2/  This column reflects the effect of the sale of Clark Material Handling Company ("CMHC").  The sale of CMHC to the Terex
      Corporation was closed on July 31, 1992.  The year-end balances include accumulated depreciation and valuation reserves relative to idle facilities and properties of CMHC retained by the Company in the amount of $18.5 million, $43.3 million and $45.1 million in each respective year.  The reserves include approximately 8.1 percent land and land improvements, 35.7 percent buildings and 56.2 percent machinery and equipment.  These assets have been separately classified as assets held for sale in the Company's balance sheet.

                              CLARK EQUIPMENT COMPANY
                           AND CONSOLIDATED SUBSIDIARIES


                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                              (Amounts in Thousands)


                                                                         Effect of
                                   Balance at    Charged to              Exchange   Balance at
                                   Beginning of  Costs and            1/ Rate       End of
                                   Period        Expenses    Deductions  Changes    Period

Year Ended December 31, 1993

  Allowance for Doubtful Accounts  $     4,735  $      905  $       23   $   (178) $    5,485



Year Ended December 31, 1992

  Allowance for Doubtful Accounts  $     8,671  $    1,028  $   (4,754)  $   (210) $    4,735



Year Ended December 31, 1991

  Allowance for Doubtful Accounts  $     7,267  $    3,882  $   (2,485)  $      7  $    8,671






1/ Represents losses incurred on write-offs less amounts recovered.  The 1992 amount includes reductions of $3,472 due to the sale of Clark Material Handling Company to the Terex
   Corporation on July 31, 1992.


                                VME GROUP N.V.


                      CONSOLIDATED FINANCIAL STATEMENTS


                              DECEMBER 31, 1993

                                VME GROUP N.V.

                              TABLE OF CONTENTS







FINANCIAL STATEMENTS

*   Report of Independent Accountants.

*   Consolidated Balance Sheet - December 31, 1993 and 1992.

* Consolidated Statement of Operations for the three years ended December 31, 1993.

* Consolidated Statement of Cash Flows for the three years ended December 31, 1993.

*   Notes to Consolidated Financial Statements.



SUPPLEMENTAL SCHEDULES

VIII  Valuation and Qualifying Accounts

  IX  Short-Term Borrowings



SCHEDULES OMITTED

* Other schedules required by Regulation S-X are omitted because of absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto.

                                BP America Building   Telephone 216 781 3700
                                200 Public Square
                                27th Floor
                                Cleveland, Ohio 44114-2301


Price Waterhouse



                      Report of Independent Accountants


March 4, 1994



To the Board of Directors and
Shareholders of VME Group N.V.


In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of VME Group N.V. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles in the United States. Those financial statements are the responsibility of the Group's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain subsidiaries, which statements reflect total assets of $412,297,000 and $497,778,000 at December 31, 1993 and 1992,
respectively, and total revenues of $510,999,000, $586,784,000 and $680,736,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiaries, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Notes 8 and 19, the Group changed its method of accounting for income taxes and postretirement benefits effective January 1, 1993.



/s/ Price Waterhouse

                                VME GROUP N.V.
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)
                                               December 31,
                                          1993             1992
ASSETS
Current assets:
  Cash and cash equivalents              $    36,128     $   101,337
  Receivables                                167,883         181,399
  Inventories                                271,206         325,146
  Other assets                                57,112          40,836
    Total current assets                     532,329         648,718

Long-term assets:
  Property, plant and equipment, net         154,724         196,305
  Other assets                                17,851          27,380
  Goodwill                                    84,260          97,454
    Total assets                         $   789,164     $   969,857
                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                       $    90,268     $    93,128
  Short-term debt                             52,218         247,433
  Current portion of long-term debt            1,519           4,559
  Other liabilities                          172,506         169,946
    Total current liabilities                316,511         515,066

Long-term liabilities:
  Debt                                        88,642          63,036
  Subordinated shareholders' loans            70,000          70,000
  Pension liability                           80,836          85,325
  Deferred income taxes                        9,587          12,452
  Other                                       45,176          56,724
    Total liabilities                        610,752         802,603

Commitments and contingencies

Minority interests                            20,001          12,443

Shareholders' equity:
  Common stock: $516 par value-               25,750          25,750
   authorized 600,000 shares;
   issued and outstanding 250,000
  Additional paid in capital                 184,148         184,148
  Retained earnings                          (34,165)        (64,188)
  Cumulative translation and
   other adjustments                         (17,322)          9,101
    Total shareholders' equity               158,411         154,811
    Total liabilities and
    shareholders' equity                 $   789,164     $   969,857
                                         ===========     ===========

The accompanying notes are an integral part of these financial statements.

                                VME GROUP N.V.
                     CONSOLIDATED STATEMENT OF OPERATIONS
               (Amounts in thousands except per share amounts)

                                            Year Ended December 31,
                                        1993          1992         1991
Sales                                  $1,239,308   $1,357,275   $1,368,475
Other income (expense)                     (5,332)      (6,561)         800
                                        1,233,976    1,350,714    1,369,275

Costs and expenses:

  Cost of sales, excluding
   depreciation                           931,674    1,131,912    1,087,169
  Selling, general and
   administrative expense                 206,076      232,353      267,079
  Depreciation and amortization
   expense                                 31,528       42,476       42,594
  Restructuring costs                           -       18,712        4,377
                                        1,169,278    1,425,453    1,401,219

       Operating income (loss)             64,698      (74,739)     (31,944)

Financial income and (expense):

  Interest income                           5,826        8,399       11,579
  Interest expense                        (32,190)     (46,930)     (49,170)

       Income (loss) before taxes
     minority interests and effect
     of change in accounting               38,334     (113,270)     (69,535)

Provision (benefit) for income taxes       17,874      (23,353)     (26,817)

    Income (loss) before
     minority interests and effect
     of change in accounting               20,460      (89,917)     (42,718)

Minority interests                         (2,723)      (3,700)      (1,946)

       Income (loss) before effect
        of change in accounting
        principle                          17,737      (93,617)     (44,664)

Effect of change in accounting for
 income taxes                              12,286            -            -

    Net income (loss)                  $   30,023   $  (93,617)  $  (44,664)
                                        ==========   ==========   ==========

    Net income (loss) per share            120.09      (374.47)     (178.66)
                                        ==========   ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                VME GROUP N.V.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                              Year Ended December 31,
                                              1993       1992       1991
Cash flows from operating activities:
  Net income (loss)                         $  30,023  $ (93,617) $ (44,664)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization              31,528     42,476     42,594
    Effect of change in accounting for
     income taxes                             (12,286)         -          -
    (Gain) loss on sale of fixed assets
     and subsidiaries                             330     (5,258)    (2,029)
    Minority interest in net income             2,723      3,700      1,946
    Undistributed (earnings) losses
     of affiliates                                337        248        (33)
    Increase (decrease) in cash flow,
     excluding consolidation effects
     of 1991 acquisitions and non-cash
     effects of dispositions of sales subsi-
     diaries in 1992, from changes in:
      Receivables                             (32,918)    10,008     46,357
      Inventories                              20,986     75,782     66,461
      Accounts payable                         25,553     23,506    (27,616)
      Accrued expenses                         16,758    (11,430)   (62,492)
      Pension reserves                          5,647      9,830      1,178
      Deferred taxes                            3,682    (36,107)   (25,681)
      Other                                    (9,847)       719     (7,130)
        Net cash provided by (used in)
         operating activities                  82,516     19,857    (11,109)
Cash flows from investing activities:
  Proceeds from sale of fixed assets           14,064     19,193      3,580
  Capital expenditures                        (21,340)   (29,794)   (54,453)
  Contribution received for joint
   venture interest                             5,995          -          -
  (Purchase)/sale of subsidiaries
   net of cash acquired                             -      2,560   (159,162)
  Investment in affiliates                          -          -       (871)
  (Decrease) increase in other assets           7,356    (16,912)    37,110
        Net cash provided by (used in)
         investing activities                   6,075    (24,953)  (173,796)
Cash flows from financing activities:
  Net borrowings (payments) - loans          (178,718)   (21,507)   172,530
  Proceeds from issuance of debt               72,998          -     82,010
  Debt repayment                              (43,197)   (59,527)   (63,026)
  Proceeds from financing arrangements              -     59,131          -
  Dividends paid                                    -          -     (9,468)
  Proceeds from subordinated share-
   holders' loans                                   -     70,000          -
  Capital contribution                              -     30,000          -
        Net cash provided by (used in)
         financing activities                (148,917)    78,097    182,046
Effect of exchange rate changes on cash        (4,883)    (4,943)       507
Net increase (decrease) in cash and
 cash equivalents                             (65,209)    68,058     (2,352)
Cash and cash equivalents,
 beginning of year                            101,337     33,279     35,631
Cash and cash equivalents, end of year      $  36,128  $ 101,337   $ 33,279
                                            =========  =========   ========

The accompanying notes are an integral part of these financial statements.

                                VME GROUP N.V.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Amounts in thousands)


Note 1 - Basis of Presentation and Principles of Consolidation

VME Group N.V. (the Company, VME) is a Netherlands holding company formed on March 28, 1985 to hold, together with Clark Equipment Company (Clark) and AB Volvo, the common stock of its two significant operating subsidiaries, VME Americas Inc. (VMEA), a Delaware Corporation, and VME Holding Sweden AB (VMEHS), a Swedish corporation. AB Volvo and Clark until December 22, 1993, held equal cross-ownership positions in VMEA and VMEHS. On December 22, 1993, Clark and AB Volvo contributed their respective ownership interests in VMEA and VMEHS to VME Group N.V., which resulted in VMEA and VMEHS becoming wholly-owned subsidiaries of the Company. Such contributions were accounted for as transactions between entities under common control. Accordingly, financial statements of the Company have been prepared on a historical cost basis and reflect such contributions on a retroactive basis for all periods presented.

The consolidated financial statements have been prepared prior to December 22, 1993, as if the Company and its operating subsidiaries have been consolidated; the consolidation in years prior to 1993 represents a combination of VMEA, VMEHS, their respective subsidiaries and other VME Group N.V. entities.

Investments and results of operations of companies in which the Company holds more than 50% of the issued capital stock, are included in the consolidated accounts. Companies in which the Company holds investments between 20% and 50% are accounted for utilizing the equity method of accounting and investments below 20% are accounted for at cost. All material balances and transactions between the entities comprising the Company have been eliminated.


Note 2 - Description of Business

The Company is engaged in the design, manufacture and marketing of off-highway construction equipment on a worldwide basis. This equipment is primarily wheel loaders, articulated haulers, hydraulic excavators and rigid off-highway haulers. The majority of sales are made to end users through a worldwide network of affiliated and independent distributors. The sale of replacement parts is an important component of the Company's business.


Note 3 - Summary of Significant Accounting Policies

Inventories
Inventories of non-U.S. operations are valued at the lower of cost or market on the first-in, first-out (FIFO) method. Substantially all U.S. inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method.

Properties and Depreciation
Property, plant and equipment are carried at cost. Expenditures for maintenance and repairs are charged to income as incurred and expenditures for major renewals and betterments are capitalized. Depreciation is provided over the useful lives of the assets using primarily the straight-line method. Properties retired or sold are removed from the property accounts with gains or losses on disposal included in income.
The useful lives of the assets are primarily as follows :

     Buildings                    25 - 50 years
     Machinery and equipment       5 - 10 years
     Motor vehicles                     5 years
     Furniture and fixtures             3 years

Goodwill
Goodwill represents the excess of the total costs of businesses acquired in 1991 over the fair market value of their net assets. Goodwill is being amortized on the straight-line method over a period of 40 years.
Accumulated amortization expense was $6,298 in 1993 and $4,532 in 1992.

Warranties
Provision is made currently for estimated future costs that are expected to be incurred under product warranties presently in force.

Pension Plans
The Company accrues the cost of pension and retirement plans which cover substantially all employees. Benefits are based on employees' years of service and compensation. Pension costs, which are primarily computed using the unit credit method, are funded based on the minimum required contribution under the Employee Retirement Income Security Act of 1974 for the U.S. plans, and in accordance with local laws and income tax regulations for the foreign plans. Plans' assets are invested primarily in listed stocks, guaranteed investment contracts and corporate bonds.

Product Liability
The Company accrues its best estimate of the most likely amount of settle-ment or claim liability for all asserted claims. For unasserted claims, the Company records an estimate of liability for incurred but not reported claims based on historical amounts of claims and settlements and reporting lag time.

Income Taxes
In January 1993, the Company adopted Statement of Financial Accounting Standard No. 109 (SFAS 109) "Accounting for Income Taxes". The adoption of SFAS 109 changes the method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences or temporary differences between the carrying amount and the tax bases of assets and liabilities. The adoption resulted in the recognition of a net tax benefit of $12,286. No provision for income taxes is made on $56.3 million of undistributed earnings from consolidated subsidiaries, which have been or will be reinvested.

Fair Value of Financial Instruments
Pursuant to Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the carrying amount of cash, trade receivables and payables approximates fair value because of the short maturity of those instruments. The carrying value of the Company's long-term debt is considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Foreign Currency Translation
Financial statements of subsidiaries and entities operating outside of the United States are translated into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52. For subsidiaries whose business activities are based mainly on the U.S. dollar or who operate in a "highly inflationary economy", the financial statements are translated into U.S. dollars using: (1) current exchange rates at the balance sheet date for all liabilities and current assets except inventories, (2) exchange rates at the time of acquisition for inventories and properties, and (3) weighted average monthly exchange rates for the year for income and expense amounts, except depreciation and cost of goods sold. The resulting translation gains and losses are included in income.

Exchange losses included in the Income Statement were $18,754, $15,884 and $1,093 in 1993, 1992 and 1991, respectively.

Reclassifications
Certain reclassifications have been made for all years presented in the financial statements to conform to the classifications adopted in 1993.


Note 4 - Acquisitions and Dispositions

During 1993, the Company contributed stock and the book value of specific assets and liabilities in return for an 80.5% ownership interest in a company formed to establish a joint venture with Hitachi Construction Machinery Company, Ltd (HCMC). HCMC contributed cash equal to 19.5% of the total net assets. The joint venture company, Euclid-Hitachi, is fully consolidated in the Company's financial statements. Additionally, HCMC may elect to increase its ownership interest in Euclid-Hitachi by purchasing additional shares from the Company prior to December 31, 1996.

The Company completed in the beginning of 1991 the acquisition of Akermans Verkstad AB (VME Excavators), a Swedish manufacturer of hydraulic excavators. The Company also raised during 1991 its shareholding in Zettelmeyer Baumaschinen GmbH (Zettelmeyer), a German manufacturer of construction machinery, primarily wheel loaders, to a majority holding of 70%. Both of the acquisitions have been accounted for as purchases and included in the income statement from January 1, 1991. The total purchase price for the two acquisitions amounted to $172 million.

In conjunction with the purchase of Akermans Verkstad AB, a decision was made to restructure the company's distribution organization and production facilities to improve cost efficiency and increase the manufacturing productivity. At December 31, 1993 and 1992, the restructuring reserve relating to Akermans Verkstad AB aggregated $1.4 million and $4.1 million, respectively.

The estimated fair values of the Akermans and Zettelmeyer assets acquired and liabilities assumed, as well as the restructuring reserve established are summarized (in millions) as follows :

Current assets (includes cash of $20.1)                  $ 254.4
Property, plant & equipment                                 67.9
Long-term assets                                             6.6
Goodwill                                                   115.4

Current liabilities                                       (134.1)
Restructuring liability                                    (46.7)
Long-term liabilities assumed                              (78.1)
Minority interest                                          (13.4)
                                                         $ 172.0
                                                         =======


Note 5 - Statement of Cash Flows

VME considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The following payments were made for:
                                           Year Ended December 31,
                                          1993        1992        1991
Interest (net of amount capitalized)      $ 35,168    $ 63,747    $ 44,703
Income taxes                                 6,278       6,415      11,520


Note 6 - Costs and Expenses

Costs and expenses include :
                                           Year Ended December 31,
                                          1993        1992        1991
Research and development                  $ 38,521    $ 59,941    $ 65,043
Postretirement insurance & healthcare       12,051       6,670       5,090
Maintenance and repairs                     21,758      28,013      31,826
Restructuring costs                              -      18,712       4,377

A charge in 1992 for restructuring costs of $18,712 has been made in costs and expenses relating to the decision to restructure the Company's distribution organization and production facilities in North America, to improve cost efficiency and increase the manufacturing productivity and to relocate the German distribution company. The remaining restructuring reserve relating to these activities was $7.9 million at year end 1993 and $16.0 million at year end 1992. The 1991 restructuring costs of $4,377 relates to the closing of the Landskrona plant in Sweden and to the relocation of the German distribution company.

Note 7 - Depreciation and Amortization Expense

Depreciation and amortization expense
is allocable as follows:
                                             Year Ended December 31,
                                          1993        1992        1991
  Cost of Sales                           $ 26,317    $ 37,402    $ 33,276
  Selling, general and
   administrative expense                    5,211       5,074       9,318
                                          $ 31,528    $ 42,476    $ 42,594
                                          ========    ========    ========

Note 8 - Income Taxes

The provision for income taxes is based on separate tax computations for each entity. U.S. and non-U.S. income (loss) before income taxes and minority interests is reported below:

                                            Year Ended December 31,
                                         1993        1992        1991
Income (loss) before income taxes
 and minority interests :
  U.S.                                  $   4,109   $ (15,970)  $ (12,541)
  Non-U.S.                                 34,225     (97,300)    (56,994)
                                        $  38,334   $(113,270)  $ (69,535)
                                         =========   =========   =========

The provision (benefit) for income taxes consists of the following:

                                            Year Ended December 31,
  Current tax expense:                    1993        1992         1991
     U.S.                               $   7,897   $       -    $      -
    Non-U.S.                                8,151      13,257       1,855
                                           16,048      13,257       1,855

  Deferred tax expense (benefit):
    U.S.                                   (1,502)          -           -
    Non-U.S.                                3,328     (36,610)    (28,672)
                                            1,826     (36,610)    (28,672)
                                         ________    ________    ________

  Total income tax expense (benefit)    $  17,874   $ (23,353)  $ (26,817)
                                        =========    =========   =========

Tax legislation in Sweden and certain other countries allows companies to reduce their current taxable income through allocations to untaxed reserves. Such amounts are taxed when the untaxed reserves are reduced, except when the purpose of the reduction is to cover a loss or to utilize a tax loss carryforward. Deferred income taxes apply to timing differen-ces primarily resulting from allocations to untaxed reserves (principally inventory and fixed assets related) and other differences between income before income taxes for financial reporting and tax purposes. Deferred tax benefits in 1992 and 1991 are mainly comprised of results from the reversal of untaxed reserves, $21,554 and $25,737 in 1992 and 1991, respectively, in 1992 also sale of property in the amount of $13,252.

Following is a reconciliation of income tax expense (benefit) from the U.S. statutory rate to the effective tax rate:

                                            Year Ended December 31,
                                         1993        1992        1991
Provision (benefit) for taxes at
 US statutory rate                      $  13,064   $ (38,512)  $ (23,642)
Effect of permanent basis differences
 between tax and financial income           1,978        (449)        788
Losses with no available tax benefits       2,019      17,560      11,974
Earnings taxed at other than U.S. rate
 and release of untaxed reserves              100      (6,104)    (14,968)
Other                                         713       4,152       (969)
  Provision (benefit) for taxes at
   effective tax rate                   $  17,874   $ (23,353)  $ (26,817)
                                        =========   =========   =========

Deferred tax assets and liabilities are comprised of the following at December 31, 1993:

Deferred tax assets relating to :

Accounts receivable                                             $     303
Inventories                                                         6,037
Fixed assets                                                        7,961
Pension and postretirement benefits                                14,703
Expense accruals and reserves                                      11,522
Other                                                               5,014
Net operating loss and credit carryforwards                        16,969
Total deferred tax assets before valuation allowance               62,509
Deferred tax assets valuation allowance                           (31,044)
Net tax asset                                                   $  31,465

Deferred tax liabilities relating to :

Accounts receivable                                             $      32
Inventories                                                         8,002
Fixed assets                                                       12,616
Pensions                                                            5,212
Other                                                               5,190
Gross deferred tax liabilities                                  $  31,052

Net deferred tax asset                                          $     413

At December 31, 1993, VMEA has $2,959 of tax operating loss carryforwards in the United States available to reduce future taxable income which expires in decreasing amounts beginning in 2002 through the year 2006. Other subsidiaries in the Company also have $14,256 of operating loss carryforwards available to offset future taxable income, most of which expire in the year 2002 or thereafter. For Canadian income tax purposes, VMEA's Canadian subsidiary has $18,344 of loss carryforwards to reduce future taxable income which expire in 1998. In addition, for Canadian income tax purposes, the Canadian subsidiary has available certain depreciation allowances aggregating $19,801, which may be utilized to reduce future taxable income in succeeding years. The amount of such depreciation allowance that may be deducted in any one specific year is subject to certain limitations. Also available in Canada are investment tax credit carryforwards of $502 which begin to expire in varying amounts from 1994 through 1998.

VMEA's Brazilian subsidiary has $5,050 loss carryforwards available to reduce future taxable income of which $735 will expire in 1997 and the remainder of which has no expiration date. Also available in Brazil is a $3,398 tax credit that can also be offset against future income up to 1998.


Note 9 -  Receivables
                                                       December 31,
Receivables consist of the following:                1993        1992

  Notes receivable                                  $  12,365   $   6,878
  Trade receivables                                   158,812     183,805
  Other receivables                                     6,867       2,946
  Less: Allowance for doubtful accounts               (10,161)    (12,230)
                                                    $ 167,883   $ 181,399
                                                    =========   =========


Note 10 - Inventories
                                                       December 31,
Inventories consist of the following:               1993        1992

  Sales products                                    $ 187,355   $ 227,315
  Raw materials and work in process                   116,863     133,867
  Reserves                                            (33,012)    (36,036)
                                                    $ 271,206   $ 325,146
                                                    =========   =========

FIFO values of U.S. inventories exceeded LIFO values by $6,910 in 1993 and $6,520 in 1992. The financial statement basis of these inventories exceeds the tax basis by $19,372 in 1993 and $21,330 in 1992.


Note 11 - Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                              December 31, 1993
                                                 Accumulated       Net
                                       Cost     Depreciation   Book Value
  Land and land improvements        $  16,242    $   5,138     $  11,104
  Machinery and equipment             236,137      163,263        72,874
  Buildings                           116,770       46,024        70,746
                                    $ 369,149    $ 214,425     $ 154,724
                                    =========    =========     =========


                                              December 31, 1992
                                                 Accumulated       Net
                                       Cost     Depreciation   Book Value
  Land and land improvements        $  17,888    $   5,169     $  12,719
  Machinery and equipment             279,915      181,698        98,217
  Buildings                           128,912       43,543        85,369
                                    $ 426,715    $ 230,410     $ 196,305
                                    =========    =========     =========

Depreciation expense was $29,098, $39,565 and $40,464 for the three years 1993, 1992 and 1991, respectively.

Note 12 - Other Long-term Assets
Other long-term assets consist of                       December 31,
the following :                                       1993          1992

  Investments                                        $  5,454     $  8,854
  Intangible pension asset                              7,109        4,923
  Other assets                                          5,288       13,603
                                                     $ 17,851     $ 27,380
                                                     ========     ========

Investments consist of interests in affiliated companies, which are accounted for by the equity or cost methods.


Note 13 - Short-term Debt

Loans consist of the following:
                                              December 31, 1993
                                    Year End      Line of
                                    Interest       Credit       Amount
                                      Rate       Available    Outstanding

  Europe                             6.84%          $  83,146    $  43,604
  Brazil                             8.06%             21,656        5,055
  Australia                          5.85%              5,531        3,559
                                                    $ 110,333    $  52,218
                                                    =========    =========


                                              December 31, 1992
                                    Year End      Line of
                                    Interest       Credit       Amount
                                      Rate       Available    Outstanding

  North America                       5.42%         $  52,500    $  24,500
  Europe                             11.56%           297,710      204,455
  Brazil                             12.49%            22,500        9,688
  Australia                           6.85%             8,289        8,790
                                                    $ 380,999    $ 247,433
                                                    =========    =========

The line of credit arrangements require payment of commitment fees ranging from zero to 1.50% of the individual line of credit.

The Company, as a service to distributors in selected geographic areas, has financing agreements with certain financial institutions to assist in the financing of distributor inventory. In general, these agreements require the Company to make monthly interest payments to the financial institutions for a predetermined period or until the inventory is sold by the distributor, whichever occurs first.

Financing expenses incurred in conjunction with the above agreements were $5,734, $5,520, and $5,140 in 1993, 1992 and 1991, respectively, and were reflected in selling expenses. The interest rates charged on the above agreements are adjusted based on changes in the prime rate. The financial institutions' aggregate distributor receivable balances were $142,230 and $105,638 at December 31, 1993 and 1992, respectively.

Note 14 - Other Current Liabilities

Other current liabilities consist of the              December 31,
 following:                                          1993         1992

  Salaries, wages and other employee costs         $  50,729    $  42,481
  Warranty obligations                                28,721       26,873
  Dealer discounts                                     5,347        9,540
  Income taxes                                        18,073       13,849
  Accrued expenses and deferred income                24,742       26,917
  Restructuring liability                              9,356       20,145
  Other                                               35,538       30,141
                                                   $ 172,506    $ 169,946
                                                   =========    =========


Note 15 - Long-Term Debt
                                                       December 31,
The following is a summary of long-term debt:        1993         1992

  Bank notes with interest rates ranging
    from 9.7% to 13.2% payable in annual
    installments over a ten-year period            $   5,589    $  47,976

  Revolving Credit Facility Agreement
    of $250.0 million with interest rates
    ranging from 6.1% to 8.9% and with
    a term of three years                             44,120            -

  Credit Facility Agreement with a German
    bank of DEM 45.0 million with an interest
    rate of 10.6% and with a term of
    three years                                       26,041            -

  Capital lease obligations with
    interest rates ranging from 6.8%
    to 11.8% payable through 2035                     14,411       19,619

            Total                                     90,161       67,595

  Less:  Current portion of long-term debt            (1,519)      (4,559)

            Total long-term debt                   $  88,642    $  63,036
                                                   =========    =========

The Company leases buildings and land under capital lease arrangements. The related net assets of $14,538 are recorded in property, plant and equipment.

Long-term debt at December 31, 1993 matures as follows:

                 1994                   $   1,519
                 1995                       1,707
                 1996                      71,923
                 1997                       1,824
                 1998                       1,900
                 Thereafter                11,288
                                        $  90,161
                                        =========

In conjunction with the $250.0 million revolving credit facility agree-ment, certain current assets of VMEA, excluding the current assets of the Brazilian subsidiary, and certain current assets and production equipment of the Swedish companies included in the financial statements, have been pledged as security. In addition other assets (real estate, receivables, inventories and shares) have been pledged as collateral for outstanding loans, pension liabilities and long-term debt at December 31, 1993.

In 1992 VMEHS entered into a sale-leaseback transaction involving certain property. The transaction represents a long-term financing arrangement due to the continuing involvement VME has in the buyer of the property. Other long-term liabilities as of December 31, 1993 and 1992 include $38 million and $49 million, respectively, associated with this transaction. The initial amount is to be repaid over a 20 year period. The imputed interest rate was 10.05% at year-end 1993.

Note 16 - Subordinated shareholders' loans

Subordinated shareholders' loans totalling $70.0 million with a term of three years have been granted by the shareholders to the Company at the end of 1992. The loans are subordinated to the $250.0 million Revolving Credit Facility agreement signed on February 22, 1993 and the DEM 45.0 million Credit Facility agreement signed on March 12, 1993. See Note 15. The loans bear interest of LIBOR plus 1.3% per annum and are due January 31, 1996.


Note 17 - Leases and Commitments

The Company incurred rent expense of $16,992, $22,734 and $28,884 in 1993, 1992 and 1991, respectively. Future minimum rental commitments under noncancellable operating leases at December 31, 1993 are as follows:

                 1994                   $  13,951
                 1995                       9,446
                 1996                       7,847
                 1997                       5,545
                 1998                       4,960
                 Thereafter                35,863

The Company rents equipment to others under operating lease agreements.
In 1993, 1992, and 1991, the Company received rental income of $11,882, $9,457, and $7,930, respectively. The net book value of property leased to others aggregated $15,364 and $12,087 at December 31, 1993 and December 31, 1992, respectively. Future minimum rental income under noncancellable operating leases at December 31, 1993 is as follows:

                 1994                      $   7,115
                 1995                          1,228
                 1996                            485
                 1997                            333
                 1998                            249
                 Thereafter                    2,986

During 1993, the Company significantly increased the utilization of foreign currency exchange contracts, foreign exchange options and currency swap agreements to reduce its exposure to fluctuations in foreign exchange rates. These instruments were selected to hedge currency risk exposure as a result of amounts recognized in the consolidated balance sheet and anticipated cash flows as a result of export and import transactions expected to occur in 1994. There were no deferred gains or losses on these contracts and the net unrealized currency gain recognized in 1993 was $2.7 million.

At December 31, 1993, the Company had foreign exchange contracts maturing during 1994 to purchase approximately $318 million in foreign currency at contract value corresponding to $321 million at market value.


Note 18 - Pensions

The total pension expense charged to operations for 1993, 1992 and 1991 was $34,558, $47,545 and $48,814, respectively.

In Sweden, most of the VMEHS plans are administered by governmental or quasi-governmental organizations and actuarial assumptions and methods may not be influenced by the Company. VMEHS accrues pension costs, but is only required to fund a portion of these costs. Annual pension costs include an interest factor on the unfunded obligations. Actuarial information, as supplied by the governmental agency for the plans they administer, indicates that the accrued pension costs approximate the actuarially-computed value of vested and non-vested plan benefits.

Pension expense for the defined contribution plans was $24,884, $37,278, and $39,633 in 1993, 1992 and 1991, respectively. Certain employees are also covered by insured plans which supplement the benefits received from the defined contribution plans.


U.S. and Swedish Plans
Net periodic pension cost consists of the following:

                                           1993       1992       1991
   Service cost - benefits earned
    during the period                      $  1,803   $  2,017    $ 1,966
   Interest cost on projected
    benefit obligation                       13,566     15,573     14,766
   Actual return on plan assets              (5,015)    (5,161)    (5,161)
   Net amortization and deferral               (680)    (2,162)    (2,390)
                                           $  9,674   $ 10,267    $ 9,181
                                           ========   ========    =======
   Assumptions used to develop the net
    periodic pension cost were as follows:
                                            1993       1992       1991

     Weighted average discount rate         8.3%       9.7%       9.7%

     Weighted average long term rate
      of return on plan assets              9.1%       9.4%       9.4%

     Rate of increase in compensation
      levels                                4.6%       5.7%       5.7%

The following table sets forth the funded status of these plans at:

                                                       December 31,
                                                      1993       1992
  Actuarial present value of accumulated
   benefit obligation:
      Vested benefits                                $ 146,797  $ 138,972
      Non-vested benefits                                5,293      2,991
      Accumulated benefit obligation                 $ 152,090  $ 141,963
                                                     =========  =========

  Projected benefit obligation                       $(156,450) $(147,911)
  Plan assets at fair value                             69,715     70,294
    Projected benefit obligation in excess
     of plan assets                                    (86,735)   (77,617)
  Unrecognized net loss from actuarial experiences      28,987     14,421
  Unrecognized prior service cost                           64         70
  Unamortized net asset existing at date
   of adoption of FAS 87                                   (18)    (1,207)
  Liability for Swedish early retirement program             -       (500)
  Liabilities for other plans                           (3,859)    (6,463)
  Adjustment required to recognize
   minimum liability                                   (30,491)   (16,293)
    Total pension liability                            (92,052)   (87,589)
    Less:  current portion                              11,216      2,264
    Total long-term pension liability                $ (80,836) $ (85,325)
                                                     =========  =========

Canadian Plans

Net periodic pension income included the following :

                                             1993      1992      1991
  Service cost - benefits earned during
   the period                               $   176    $   348    $   412
  Interest cost on projected benefit
   obligation                                   315        964      1,014
  Actual return on plan assets               (1,061)    (1,495)    (1,557)
  Net amortization and deferral                (192)      (322)      (347)
    Net periodic pension income             $  (762)   $  (505)   $  (478)
                                            =======    =======    =======

Assumptions used to develop the net
 periodic pension income were as follows :

                                             1993      1992      1991

  Weighted average discount rate             7.5%      9.5%      9.5%

  Weighted average long-term rate of         7.5%      9.5%      9.5%
   return on plan assets

  Rate of increase in compensation levels    4.0%      5.5%      5.5%

The following table sets forth the Plans' funded status at:

                                                      December 31,
Actuarial present value of accumulated               1993       1992
  benefit obligation :

  Vested benefits                                     $  4,381   $ 10,086
  Non-vested benefits                                      318        137
    Accumulated benefit obligation                    $  4,699   $ 10,223
                                                      ========   ========

  Projected benefit obligation                        $ (4,908)  $(10,906)
  Plan assets at fair value                              8,216     17,020
    Plan assets in excess of projected
     benefit obligation                                  3,308      6,114
  Unrecognized net gain from actuarial
   experiences                                          (1,662)    (2,229)
  Unrecognized prior service cost                          693      1,572
  Unamortized net asset existing at date
   of adoption of FAS 87                                  (757)    (3,703)
    Prepaid pension asset                             $  1,582   $  1,754
                                                      ========   ========

Other Plans

A non-U.S. subsidiary's pension plans and postretirement benefits are funded by a government-administered program. Contributions to the program are based on payroll costs and have been fully provided for through December 31, 1993.


Note 19 - Postretirement and Postemployment Benefits

The Company adopted Statement of Financial Accounting Standard No. 106 (SFAS 106) "Employers Accounting for Postretirement Benefits other than Pensions" effective January 1, 1993. This statement requires the Company to recognize, during the working career of those employees who could become eligible for such benefits, the estimated cost of providing certain postretirement benefit costs (other than pensions) for those employees when they retire.

The Company and its subsidiaries provide certain health care and life insurance benefits for its U.S. retired employees. Substantially all of the Company's U.S. employees may become eligible for those benefits if they reach normal retirement age while still working for the Company. Those benefits and similar benefits for active employees are provided through an insurance company whose premiums are based on the benefits paid during the year. The total postretirement health care and life insurance expense charged to income was $12,051, $6,670 and $5,090 in 1993, 1992 and 1991, respectively.

Annual net postretirement benefit costs under the Company's benefit plan are determined on an actuarial basis. The Company's current policy is to pay these benefits as they become due. The Company has elected to recognize the transition obligation of $84,858 over a 20-year period.

Net periodic postretirement benefit costs are comprised
as follows:
Service cost                                                      $    664
Interest cost on projected benefit obligations                       7,144
Amortization of transition obligation                                4,243
Total net periodic pension cost                                   $ 12,051
                                                                  ========
Accumulated postretirement benefit obligation is comprised as follows:

Retired participants                                              $ 79,349
Fully eligible active plan participants                              6,538
Other active plan participants                                      11,569

Total accumulated postretirement benefit obligation               $ 97,456

Less : Unrecognized loss                                            11,218
Less : Unrecognized transition obligation                           80,616

Accrued postretirement benefit cost other than pensions           $  5,622
                                                                  ========

The discount rate used in determining the accumulated benefit obligation was 7.50%. The assumed health care cost trend rates result in per capita net incurred medical claims increasing 12% under age 65 and 10% over age
65. These rates decrease to 6% for both over and under age 65 by the year 2006. If the assumed health care cost trend rate were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1993, would increase $11,111.

In November 1992, the Financial Accounting Standard Board issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits". This statement establishes accounting standards for employers who provide benefits such as supplemental unemployment compensation, severance benefits, salary continuation and other benefits to former or inactive employees after employment but before retirement.

The Company is not required to adopt this Statement until 1994 and mana-gement has decided not to implement this Statement as of December 31, 1993. Management does not expect the implementation of this Statement to have a material effect upon the Company's financial position.


Note 20 - Shareholders' Equity

VME Group N.V. acquired from AB Volvo and Clark Equipment Company all out-standing shares in VMEA and VMEHS in December 1993 in exchange for newly issued shares in VME Group N.V. Previously 195,000 Class A shares and 195,000 Class B shares of VMEA and VMEHS were authorized and the outstanding Class A shares were fully held by VME Group NV and the Class B shares held equally by Clark and AB Volvo.

As discussed in Note 1, the contributions by AB Volvo and Clark to the Company were accounted for as transactions between entities under common control. Accordingly, financial statements of the Company have been prepared at a historical cost basis and reflect such contributions on a retroactive basis for all periods presented. Shares of common stock in the amount of 250,000 were reflected as if outstanding for all periods reported.

Changes in Shareholders' equity are as follows:
                                          (Deficit)   Cumulative
                      Common    Paid-In    Retained   Adjustments
                      Stock     Capital    Earnings   To  Equity    Total

January 1, 1991     $ 25,750   $154,148   $ 83,561   $ 46,624   $310,083
Pension liability
 in excess of
 unrecognized prior
 service cost              -          -          -     (3,992)    (3,992)
Net loss                   -          -    (44,664)         -    (44,664)
Dividends paid             -          -     (9,468)         -     (9,468)
Cumulative
 Translation
 Adjustment                -          -          -      1,133      1,133
December 31, 1991   $ 25,750   $154,148   $ 29,429   $ 43,765   $253,092

Capital contribution       -     30,000          -          -     30,000
Pension liability
 in excess of
 unrecognized prior
 service cost              -          -          -     (7,384)    (7,384)
Net loss                   -          -    (93,617)         -    (93,617)
Cumulative
 Translation
 Adjustment                -          -          -    (27,280)   (27,280)
December 31, 1992   $ 25,750   $184,148   $(64,188)  $  9,101   $154,811

Pension liability
 in excess of
 unrecognized prior
 service cost              -          -          -    (12,301)   (12,301)
Net income                 -          -     30,023          -     30,023
Cumulative
 Translation
 Adjustment                -          -          -    (14,122)   (14,122)
December 31, 1993   $ 25,750   $184,148   $(34,165)  $(17,322)  $158,411
                    ========   ========   ========   ========   ========
The capital contribution in 1992 of $30,000 was equally contributed by the two shareholders.

Note 21 - Contingencies

The Company has pending claims with respect to which lawsuits have been filed alleging damages which in the aggregate would be material to the Company. Of the foregoing claims and lawsuits, some involve claims for damages for injury, death or property damage arising from alleged defects in products of the Company or products of Clark Equipment Company or its subsidiaries for which the Company assumed responsibility at the time of its formation. Most of the product-related cases are in varying stages of pretrial completion.

The ultimate result of these claims and lawsuits at December 31, 1993 is not determinable, but in the opinion of management, either adequate provision for any anticipated loss has been made by insurance, accruals or otherwise, or the ultimate loss resulting therefrom will not materially affect the financial position or results of operations of the Company.

The Internal Revenue Service (IRS) is in the process of conducting an examination of VMEA's federal income tax returns for the years 1988-1991. At this time no final report, assessment or adjustment letter has been issued by the IRS. Issues which may give rise to examination adjustments include a worthless stock deduction, acquired inventories and imputed interest on advances to subsidiaries. The amounts in question are material for the Company but management continues to believe that VMEA has meritorious defenses to the items being questioned by the IRS. Management is unable to estimate a range of liability at this time, but believes the ultimate loss resulting therefrom will not materially affect the financial position or results of operations of the Company.

The Company has agreements with selected distributors and customers to repurchase a limited volume of parts at pre-established prices and conditions. The Company is also obligated, under certain conditions, to repurchase some dealer or customer inventory and rental assets funded by financial institutions aggregating $14,000 at December 31, 1993. In the opinion of management, adequate provisions have been made for costs which might be incurred in connection with the agreements.

The Company has guaranteed secured obligations of others and discounted notes with recourse in an aggregate amount of $54,920 at December 31, 1993.


Note 22 - Segment Information

The Company operates in primarily one industry segment, the manufacturing and marketing of construction equipment and related parts. Following is financial information by geographic segment:

                                        Year Ended December 31,
                                   1993          1992           1991
Sales
  North America               $  480,032    $  404,940     $  316,109
  Europe                         725,709       881,927        911,047
  Other                          280,802       255,210        278,101
  Eliminations                  (247,235)     (184,802)     (136,782)
                              $1,239,308    $1,357,275     $1,368,475
                              ==========    ==========     ==========

                                       Year Ended December 31,
                                    1993          1992           1991
Income before taxes
  North America               $    8,752    $  (37,025)     $ (29,987)
  Europe                          29,470       (68,307)       (34,580)
  Other                           (2,611)      (11,638)        (6,914)
                              $   35,611    $ (116,970)     $ (71,481)
                              ==========    ==========      =========

                                             December 31,
                                   1993          1992           1991
Identifiable assets
  North America               $  204,473    $  209,397     $  230,303
  Europe                         982,537     1,042,815      1,250,238
  Other                           50,072        58,389         68,561
  Eliminations                  (447,918)     (340,744)      (353,590)
                              $  789,164    $  969,857     $1,195,512
                              ==========    ==========     ==========

Note 23 - Related Party Transactions (in millions)

The following is a summary of related party transactions:
                                          AB Volvo and       Clark and
                                          Subsidiaries      Subsidiaries

1993 VME Transactions
    Sales                                   $  20             $   -
    Purchased materials                        39                19
    Parts distribution service fee              -                 7
    Other expense                              10                 1
    Interest expense                            2                 2

1993 VME Balances
    Accounts receivable                         6                 1
    Accounts payable                            2                 -

1992 VME Transactions
    Sales                                   $  18             $   2
    Purchased materials                        51                23
    Parts distribution service fee              -                 9
    Other expense                              13                 -

1992 VME Balances
    Accounts receivable                         2                 1
    Accounts payable                            2                 2

1991 VME Transactions
    Sales                                   $  44             $   3
    Purchased materials                        56                25
    Parts distribution service fee              -                 8
    Other expense                               8                 -

1991 VME Balances
    Accounts receivable                        16                 -
    Accounts payable                            4                 4



Note 24 - Subsequent events

As of January 1, 1994, the Company has increased its majority shareholding in Zettelmeyer from 70% to 100% by acquiring the remaining minority interest for $33 million.

                                   Report of Independent Accountants
                                   on Financial Statement Schedules




March 4, 1994


To the Board of Directors and
Shareholders of VME Group N.V.


Our audits of the consolidated financial statements referred to in our report dated March 4, 1994 presented in the first section of this document also included an audit of the accompanying Financial Statement Schedules. In our opinion, based upon our audits and the report of other independent accountants referred to in our report on the financial statements, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse

Cleveland, Ohio

                                                                        SCHEDULE VIII


                                            VME GROUP N.V.

                                   VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991


                                        Balance at      Charged to
                                       Beginning of      Cost and        Other         Balance at
Description                               Period         Expenses     Add (Deduct)    End of Period

Year ended December 31, 1993:

  Allowance for doubtful accounts       $  12,230        $  2,387     $  (1,454) *     $  10,161
                                                                         (3,002) **

Year ended December 31, 1992:

  Allowance for doubtful accounts       $  15,466        $   (306)    $ (2,333) *      $  12,230
                                                                          (597) **

Year ended December 31, 1991:

  Allowance for doubtful accounts       $  12,455        $    614     $    852  *      $  15,466
                                                                         1,545  ***



  *  Primarily represents translation adjustments

 **  Write-offs and disposals

***  Acquisitions




                                                                                            SCHEDULE IX



                                            VME GROUP N.V.

                                         SHORT-TERM BORROWINGS
                         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                 Maximum Amount    Average Amount       Weighted
                Balance        Weighted           Outstanding      Outstanding      Average Interest
Short-Term     at End of    Average Interest        During           During           Rate During
Borrowings      Period      Rate at Year-End      The Period        The Period         The Period

Year ended
December 31,  $  52,218         6.9%              $ 247,433         $  97,336           10.1%
1993


Year ended
December 31,  $ 247,433        10.8%              $ 342,440         $ 313,948           10.1%
1992


Year ended
December 31,  $ 319,351         9.5%              $ 319,351         $ 228,272            9.8%
1991



KPMG Bohlins
     KPMG Bohlins AB     Mail Address        Telephone +46(31)61 48 00
     Norra hamngatan 22  P.O. Box 11908      Telefax   +46(31)15 26 55
     Gothenburg          S-404 39 Gothenburg Telex         21762 BJGS
     Sweden              Sweden

Independent Auditors' Report

To the Board of Directors of VME Holding Sweden AB:

We have audited the consolidated balance sheets of VME Holding Sweden AB and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income (loss) and cash flows for each of the years in the three year period ended December 31, 1993 (all expressed in U.S. dollars and not presented separately herein). In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules V, VI, VIII, IX and X (all expressed in U.S. dollars and not presented separately herein). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Sweden which are similar in all material respects with auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures included in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The consolidated financial statements and financial statement schedules have been translated in accordance with the standards set forth in Statement of Financial Accounting Standards No. 52 from Swedish Kronor (the currency of the country where VME Holding Sweden AB is incorporated and in which it operates) into U.S. dollars for purposes of inclusion in the consolidated financial statements of VME Group N.V.

In our opinion, for purposes of inclusion in the consolidated financial statements of VME Group N.V., the translated financial statements present fairly, in all material respects, the consolidated financial position of VME Holding Sweden AB and subsidiaries at December 31, 1993 and 1992 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.

Gothenburg, Sweden            /s/ KPMG Bohlins AB
February 23 1994              KPMG Bohlins AB

Member Firm of      Headoffice     Mail address        Tel +46 8 723 91 00
Klynveld Peat       Tegelbacken 4, P.O. Box 16106      Fax +46 8 10 52 58
Marwick             Stockholm      S-103 23 Stockholm
Goerdeler           Sweden         Sweden

                            EXHIBIT LIST AND INDEX
                                                Filed Herewith Unless
Exhibit    Description                          Otherwise Indicated

(3)(a)     Restated Certificate of              Incorporated by reference
           Incorporation                        to Exhibit (3)(a) to
                                                Registrant's Form 10-K
                                                for the year 1992

(3)(b)     By-laws, as amended                  Incorporated by reference
                                                to Exhibit (3)(b) to
                                                Registrant's Form 10-K
                                                for the year 1989

(3)(c)     Amended and Restated Rights          Incorporated by reference
           Agreement, dated as of               to Exhibit (3)(c) to
           August 14, 1990 between              Registrant's Form 10-Q
           Clark Equipment Company and          for the period ended
           Harris Trust and Savings Bank        September 30, 1990

(4)(a)     Indenture dated as of August 1,      Incorporated by reference
           1983 between Clark Equipment         to Exhibit (4)(a) to
           Company and Harris Trust and         Registrant's Form 10-K
           Savings Bank as trustee, as to       for the year 1992
           which Pittsburgh National Bank
           is successor trustee, as
           supplemented by a First
           Supplemental Indenture dated as
           of February 1, 1991

(4)(b)     Specimen form of 9-3/4% Note         Incorporated by reference
           issued pursuant to Exhibit           to Exhibit (4)(b) to
           (4)(a)                               Registrant's Form 10-K
                                                for the year 1992

(4)(c)     Registrant is a party to several     Pursuant to paragraph
           other long term debt agreements      (4)(iii)(A) of Item
           under which, in each case, the       601(b) of Regulation
           total amount of securities           S-K, Registrant agrees
           authorized does not exceed 10%       to furnish a copy of
           of the assets of Registrant and      these instruments to
           its consolidated subsidiaries.       the Securities and
                                                Exchange Commission
                                                upon request.

(10)(a)    Employment contract with Leo         Incorporated by reference
           J. McKernan, Chairman, President     to Exhibit (10)(a) to
           and Chief Executive Officer,         Registrant's Form 10-K
           dated November 12, 1992              for the year 1992

(10)(b)    Employment contract with Frank       Incorporated by reference
           M. Sims, Director and Senior         to Exhibit (10)(b) to
           Vice President, dated                Registrant's Form 10-K
           November 12, 1992                    for the year 1992

                                                Filed Herewith Unless
Exhibit    Description                          Otherwise Indicated

(10)(c)    Employment contract with Thomas      Incorporated by reference
           L. Doepker, Vice President and       to Exhibit (10)(d) to
           Treasurer, dated November 12,        Registrant's Form 10-K
           1992                                 for the year 1992

(10)(d)    Employment contract with Bernard     Incorporated by reference
           D. Henely, Vice President and        to Exhibit (10)(e) to
           General Counsel, dated               Registrant's Form 10-K
           November 12, 1992                    for the year 1992

(10)(e)    Employment contract with William     Incorporated by reference
           N. Harper, Vice President and        to Exhibit (10)(f) to
           Controller, dated November 12,       Registrant's Form 10-K
           1992                                 for the year 1992

(10)(f)    Employment contract with Paul        Incorporated by reference
           R. Bowles, Vice President,           to Exhibit (10)(i) to
           dated March 13, 1992                 Registrant's Form 10-K
                                                for the year 1991

(10)(g)    Employment contract with John        Incorporated by reference
           J. Reynolds, Vice President,         to Exhibit 10(i) to
           dated November 14, 1991              Registrant's Form 10-K
                                                for the year 1992

(10)(h)    1985 Stock Option Plan               Incorporated by reference
                                                to Exhibit 10(j) to
                                                Registrant's Form 10-K
                                                for the year 1991

(10)(i)    Stock Purchase Plan (amended         Incorporated by reference
           and restated effective as of         to Exhibit (10)(r) to
           August 15, 1991)                     Registrant's Form 10-K
                                                for the year 1991

(10)(j)    Stock Purchase Plan for Non-         Incorporated by reference
           Employee Directors                   to Exhibit (19)(a) to
                                                Registrant's Form 10-Q
                                                for the period ended
                                                September 30, 1991

(10)(k)    Stock Grant Plan for Non-            Incorporated by reference
           Employee Directors                   to Exhibit (19)(b) to
                                                Registrant's Form 10-Q
                                                for the period ended
                                                September 30, 1991

(10)(l)    Incentive Compensation Plan          Incorporated by reference
           for Corporate Office Management      to Exhibit (10)(u) to
           (adopted February 18, 1992)          Registrant's Form 10-K
                                                for the year 1991

(10)(m)    Incentive Compensation Plan          Incorporated by reference
           for Business Unit Management         to Exhibit (10)(v) to
           (adopted February 18, 1992)          Registrant's Form 10-K
                                                for the year 1991

                                                Filed Herewith Unless
Exhibit    Description                          Otherwise Indicated

(10)(n)    Performance Unit Plan                Incorporated by reference
           (effective November 9, 1992)         to Exhibit (10)(s) to
                                                Registrant's Form 10-K
                                                for the year 1992

(10)(o)    Form of Grant Letter used to         Incorporated by reference
           award Performance Units              to Exhibit (10)(t) to
           pursuant to the Performance          Registrant's Form 10-K
           Unit Plan (effective                 for the year 1992
           November 9, 1992)

(10)(p)    Form of Grant Letter used to         Incorporated by reference
           award Performance Units in           to Exhibit (10)(u) to
           1991                                 Registrant's Form 10-K
                                                for the year 1992

(10)(q)    Form of Grant Letter used to         Incorporated by reference
           award Performance Units in           to Exhibit (10)(v) to
           1989                                 Registrant's Form 10-K
                                                for the year 1992

(10)(r)    Form of Grant Letter used to         Incorporated by reference
           award Performance Units in           to Exhibit (10)(w) to
           1988                                 Registrant's Form 10-K
                                                for the year 1992

(13)       Portions of Clark Equipment          ---
           Company 1993 Annual Report
           to Stockholders which are
           incorporated by reference
           into this Form 10-K

(22)       Subsidiaries of Clark Equipment      ---
           Company

(24)(a)    Consent of Independent Accountants-  ---
           Price Waterhouse

(24)(b)    Consent of Independent Accountants-  ---
           KPMG Bohlins AB

(99)       Computation of Ratio of Earnings to  ---
           Fixed Charges for the twelve
           months ended December 31, 1993

                                                                  EXHIBIT (13)

                  PORTIONS OF ANNUAL REPORT TO STOCKHOLDERS
                   INCORPORATED BY REFERENCE INTO FORM 10-K


                     Management's Discussion and Analysis


General Overview
The Company sold its Clark Material Handling Company (CMHC) business unit to Terex Corporation on July 31, 1992. All prior-year income statements presented reflect CMHC as a discontinued operation.

Clark's net results for consolidated continuing operations, which consist of Melroe, Clark-Hurth Components, and Clark Automotive Products, improved approximately 68.3% in 1993 compared with 1992 results, reflecting increased sales and margins. Sales in 1993 increased 9.0% over 1992 and Clark reported net income from consolidated continuing operations of $34.0 million compared with $20.2 million for 1992. Included in the results for 1993 were several special events that, in the aggregate, lowered net income by $8.7 million, or $.50 per share. They were: 1) Clark-Hurth Components took a $3.3 million after-tax charge for manpower reductions;
2) the increase in the Company's stock price created an after-tax expense of $9.7 million for stock incentive programs; 3) Clark received an after-tax refund of $3.5 million from the U.S. Customs Service as settlement of a disputed duty drawback claim; 4) a $2.2 million after-tax charge to field retrofit one skid-steer loader model with an additional hydraulic lock-out system to prevent potential misuse; and 5) the Company's tax provision was decreased by $3.0 million, reflecting the impact of the increase in U.S. tax rates on recorded deferred tax assets.

The profitability of VME Group N.V. (VME), Clark's 50%-owned construction machinery joint venture, improved from 1992 levels, reflecting higher production, better price realization, and savings from cost-reduction activities. Clark reported equity income in VME operations of $7.8 million in 1993 compared with a loss of $48.1 million in 1992. The 1992 results included an $8.5 million restructuring charge.

In 1992, Clark's consolidated continuing operations reflected better results than those reported for 1991. Improved sales volumes and margins resulted in income of $20.2 million compared with losses of $29.4 million in 1991. This improvement was offset by Clark's share of the losses of VME, which were $48.1 million in 1992 and $23.1 million in 1991. VME was affected by a depression in world construction industry markets and by the cost of restructuring its operations to improve efficiency and reduce capacity.

The Company's 1991 results were adversely impacted by special charges totaling $33.5 million, which consisted of the following:

                                             Amounts in millions
     Employment reduction costs in
       North America and Europe                        $21.3
     North American rationalization costs                5.5
     Environmental clean-up costs                        4.0
     Clark's share of rationalization costs
       at VME, Clark's 50%-owned joint venture           2.7
                                                       $33.5

In each of the three years ended December 31, 1993, the Company has reflected accounting changes in its Statement of Income. Effective January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," giving immediate recognition to a $244.9 million charge to recognize its postretirement benefit obligations. Effective January 1, 1992, the Company adopted FAS No. 109, "Accounting For Income Taxes." This adoption resulted in the recognition of a cumulative tax benefit of $92 million related to the recognition of additional net deferred tax assets. Effective January 1, 1993, VME adopted FAS No. 109. Clark's share of the cumulative tax benefit resulting from this accounting change was $6.2 million. At the same time, VME also adopted FAS No. 106, and will recognize its estimated obligation on a transitional basis over 20 years. A charge of $1.4 million, which represents Clark's share, is included in 1993 VME results.

Results of Operations
Continuing Consolidated Operations:

Sales in 1993 totaled $874.9 million, an increase of 9.0% from the 1992 level of $802.7 million. The 1992 sales level increased 11.3% from the 1991 level of $721.4 million.

The 1993 sales increase of $72.2 million over the 1992 level related to volume and price improvements and offset an unfavorable foreign currency translation impact of about $29 million. The off-highway segment, which consists of the Clark-Hurth Components and Melroe businesses, recorded sales of $690.6 million in 1993 compared with $657.5 million in 1992. In this segment, North American sales increased $88.4 million, or 24.2%, and overseas sales decreased $55.3 million, or 19.0%, when comparing the same periods. The North American increase was mostly volume-related, while about 53% of the overseas decrease was related to changes in foreign currency translation rates. The on-highway segment, which consists of the Brazil-based Clark Automotive Products business, reflected a sales improvement of $39.1 million from the 1992 sales level, about 87.2% of which was volume-related. The improvement relates largely to the light and medium-duty truck transmission business.

In 1992, sales increased $81.4 million compared with 1991. Increases occurred at all of the Company's businesses. About 11% of the increase related to changes in foreign currency translation rates. The remaining increase in sales related to volume and pricing improvements.

Gross margins were 20.0% in 1993 compared with 17.3% and 11.6% in 1992 and 1991, respectively. In 1993 margin levels increased to approximately 20% for both of the Company's business segments. Margins in the off-highway segment were 18.8% in 1992 and 12.5% in 1991 while margins in the on-highway segment were 14.5% in 1992 and 11.8% in 1991. The continued level of improvement in 1992 and 1993 in both of the segments relates to higher capacity utilization as a result of higher operating levels and the realization of benefits of cost containment programs implemented since the current recessionary period began in 1990.

The financial statements of most of Clark's foreign subsidiaries are translated at current and average exchange rates. Any resulting translation adjustment is included in the cumulative translation adjustment account in stockholders' equity. For Brazil's hyperinflationary economy and for foreign operations that are an extension of U.S. manufacturing concerns, financial statements are translated using a combination of current, average, and historic exchange rates, with the resulting translation impacts included in income. Transactions carried out in different currencies resulting in exchange adjustments are also included in income. The impact of foreign currency and exchange transactions included in cost of goods sold were gains of $0.2 million in 1993 and losses of $2.9 million and $3.0 million in 1992 and 1991, respectively.

The Company exports certain products manufactured in the United States, principally for sale in European countries. In addition, certain products are manufactured in Europe for export sale, primarily in other European countries. These sales are typically invoiced in the currency of the country in which the products are sold and accordingly, the relative strength or weakness of the currency of country in which the products are manufactured can significantly impact the profitability of these sales. Clark periodically hedges these sales to reduce the currency risk, however, fluctuations in profitability will still result with currency movements. Throughout 1993, the Company's results were favorably impacted by currency positions partially secured with hedges.

Research and development expenses of $19.8 million, $16.9 million, and $16.5 million were included in cost of goods sold in 1993, 1992, and 1991, respectively. The level of spending reflects the Company's commitment to develop new products and further enhance the quality of existing products through use of the latest technologies.

There was no LIFO-related income in 1993. However, due to reductions in domestic inventory levels, $1.8 million and $2.1 million of LIFO income was recorded in the fourth quarters of 1992 and 1991, respectively.

Selling, general and administrative expenses were $118.5 million, or 13.5% of sales, in 1993 compared with $99.8 million, or 12.4% of sales, in 1992 and $103.2 million, or 14.3% of sales in 1991. The 1993 increase in expenditures from the 1992 level was related to higher sales volume, retiree health care costs, and compensation-related matters, including stock incentive programs, which accounted for $15.5 million of the overall $18.7 million expense increase. The 1992 decrease from 1991 levels resulted from expense control actions and lower interest rates.

Operating income from continuing operations increased about 42.5% to $56.0 million from the 1992 level of $39.3 million, which compared with a 1991 loss of $19.5 million. The 1993 increase is attributable to the effects of higher sales and higher gross margins, partially offset by increases in selling, general and administrative expenses. The 1992 increase is attributable to higher sales, higher gross margins, and lower expense levels due to cost-reduction actions taken throughout 1991. The 1991 operating loss included $16.9 million of special charges to restructure operations and $4.0 million for environmental clean-up costs.

Other income was $11.9 million in 1993 compared with $16.9 million in 1992 and $14.6 million in 1991. The 1993 decrease of $5.0 million related principally to expenses associated with Brazilian monetary correction procedures. These procedures, which resulted in the reflection of an expense of $5.8 million, require that tax remittances be indexed from the date incurred until paid to offset the impacts of inflation. Partially offsetting this expense was higher interest income, which increased by an aggregate of $1.5 million despite lower investment rates. The increase can be attributed to $1.7 million of interest from a duty drawback refund received from the U.S. Customs Service and an additional $1.8 million of interest resulting from the settlement of U.S. tax audits for 1989 through 1991.

Interest expense was $21.5 million in 1993 compared with $25.6 million in both 1992 and 1991. The 1993 decrease of $4.1 million from the 1992 level is due to lower average rates and debt balances outstanding in 1993. The average rates and debt balances outstanding in 1992 approximated those in 1991.

Pre-tax results from consolidated continuing operations were income of $46.5 million in 1993 and $30.6 million in 1992, and a loss of $30.5 million in 1991. The year-to-year improvement in results for 1993 and 1992 reflect higher sales, improved gross margins, and the impact of expense control actions taken in prior years, principally during 1991.

Tax provisions of $12.4 million and $10.4 million were recorded in 1993 and 1992, respectively, and a tax credit of $1.1 million was recorded in 1991. The effective tax rate in 1993 was 26.8%. The U.S. corporate income tax rate was increased from 34% to 35% retroactive to January 1, 1993. A tax credit of $3.0 million was recorded in the third quarter as net U.S. deferred tax assets were revalued at the higher tax rate.
Without this item, the effective tax rate would have been 33.2%. The tax rate on operations in 1993 was lower than the U.S. statutory rate and the 1992 tax provision approximated the U.S. statutory rate. The tax rates in both years have been reduced by the utilization of capital loss carryforwards in the United States and net operating loss carryforwards at certain foreign locations. These impacts reduced the overall tax provisions by approximately $4.7 million in 1993 and $2.5 million in 1992. The 1991 overall tax benefit was approximately $1.1 million or 3.5% of the pre-tax loss. This was lower than the U.S. statutory rate because in different taxing jurisdictions carryback ability was limited by either statute or insufficient prior-year income levels.

Equity in Associated Company

Equity in the net results of VME, Clark's 50%-owned joint venture, was income of $7.8 million in 1993 and losses of $48.1 million in 1992 and $23.1 million in 1991. VME sales were $1,240 million in 1993, compared with $1,357 million in 1992 and $1,368 million in 1991. The 1993 improvement in operating performance over 1992 is the result of higher capacity utilization; improved margins due to better price realization, partially accounted for by the devaluation of the Swedish krona; and savings from cost-reduction activities initiated in 1992. Improvements in the North American market also contributed to the better performance. The 1992 results included the impacts of Swedish currency devaluation of approximately $2.0 million and a special charge of approximately $8.5 million to close VME's St. Thomas, Ontario, plant and restructure its North American production operations. The charge encompassed employee termination costs, the write-down of certain assets, and moving and start-up costs for production transferred to Asheville, North Carolina, from St. Thomas. Included in the 1991 results was a reserve VME established for the permanent shutdown of one of its European operations. This increased Clark's share of VME's loss by $2.7 million.

During 1992, the Company and AB Volvo each invested $15 million of additional capital into VME, along with an additional $35 million in subordinated loans which are repayable in 1996.

On November 17, 1993, VME and Hitachi Construction Machinery Co. Ltd., both worldwide suppliers of construction and mining equipment, signed an agreement to establish a joint venture company in the rigid hauler business. The joint venture company, named Euclid-Hitachi Heavy Equipment Inc., became operational on January 1, 1994. Its headquarters is located in Cleveland, Ohio.

Discontinued Operations

Discontinued operations consist primarily of the operations of CMHC, which reported income of $1.8 million in 1992 and a loss of $40.8 million in 1991. The 1992 results reflect the operating losses of CMHC through June 30, 1992, and include an $8.5 million gain on the sale of that business, which was completed on July 31, 1992. When compared with 1991, the improved operating results in 1992 reflect the manpower reductions made in late 1991 and higher tax benefits available to offset operating losses. The 1991 results included $9.9 million of special charges to restructure operations.

Discontinued operations in 1992 and 1991 include the results of an insurance subsidiary which had been held for sale. The subsidiary continues to be liquidated, and due to immateriality, these results have been reclassified into other income in 1993. The investment in this operation has been reclassified on the Company's Balance Sheet to "other assets" for both periods presented.

Accounting Changes

Effective January 1, 1991, the Company changed its method of accounting for postretirement benefits by adopting the accrual method of accounting, as prescribed by FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." In making this change, the Company immediately recognized a $244.9 million provision to accrue the estimated Accumulated Postretirement Benefit Obligation (APBO). The APBO represents the present value of estimated future benefits payable to current retirees, including those from discontinued operations, and the earned portion of estimated benefits payable to active employees after retirement. Ongoing additional charges for active employees are accrued annually to the date of full eligibility.

In 1991, the APBO was accrued without tax benefit, as required under then-existing accounting pronouncements. With the adoption of FAS No. 109, "Accounting for Income Taxes," in January 1992, Clark recognized a future tax benefit with respect to the APBO.

Effective January 1, 1992, the Company adopted FAS No. 109,
"Accounting for Income Taxes." This resulted in the recognition of a cumulative net tax benefit of $92 million related to the recognition of additional net deferred tax assets. In adopting FAS No. 109, the Company considered the cyclicality of its business, the nature of its prior operating losses, and the probable turnaround of temporary book and tax differences. Through this assessment, management has concluded that with the restructuring actions undertaken, including the sale of CMHC, Clark will be sufficiently profitable in the long-term to realize the tax benefits related to its temporary differences. In the adoption, Clark generally did not reflect benefits related to foreign net operating loss carryforwards or to capital loss carryforwards, due to the limited nature of the carryforward periods, limitations on use, and the underlying business conditions surrounding the operations that gave rise to the carryforwards.

Effective January 1, 1993, VME adopted FAS No. 109; Clark's share of the cumulative tax benefit resulting from this accounting change was $6.2 million. VME also adopted FAS No. 106, effective January 1, 1993, and will recognize its estimated obligation on a transitional basis over 20 years. A charge of $1.4 million, which represents Clark's share, is included in the 1993 VME results.

Contingencies

Environmental

The Company is involved in environmental clean-up activities or litigation in connection with nine former waste disposal sites and five former plant locations.

At each of the nine waste disposal sites, Clark contracted with independent waste disposal operators to properly handle the disposal of its waste. The Environmental Protection Agency (EPA) also has identified other parties responsible for clean-up costs at the waste disposal sites. The Company has and will continue to accrue these costs when the liability can be reasonably estimated. As of December 31, 1993, the Company had reserves of approximately $16.4 million for potential future environmental clean-up costs. The environmental reserves represent Clark's current estimate of its liability for environmental clean-up costs and are not reduced by any possible recoveries from insurance companies or other potentially responsible parties not specifically identified by the EPA. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Further, management believes that the additional maximum exposure level in excess of the recorded reserve level would not be material to the financial condition of the Company. Although settlement of the reserves will cause future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. The Company's 1993 expenditures relating to environmental compliance and clean-up activities approximate $2.6 million.

Sale of CMHC

The Company sold its forklift truck business, CMHC, to Terex on July 31, 1992. As part of the sale, Terex and CMHC assumed substantially all of the obligations of the Company relating to the CMHC operation, including:
1) contingent liabilities of the Company with respect to floor plan and rental repurchase agreements, 2) certain guarantees of obligations of third parties, and 3) existing and future product liability claims involving CMHC products. In the event that Terex and CMHC fail to perform or are unable to discharge any of the assumed obligations, the Company could be required to discharge such obligations.

Uncertainty exists as to the ultimate effect on Clark if Terex and CMHC fail to perform these obligations and commitments. While the aggregate losses associated with these obligations could be material, the Company does not believe such an event would materially affect the Company's ability to meet its cash requirements.

In the latest report on file with the Securities and Exchange Commission
(SEC), Terex reported that it was continuing to incur operating losses and had a deficit stockholders' investment. In their report on the financial statements that were filed as part of Terex's Form 10-K for 1992, Terex's independent accountants indicated that Terex's recurring losses, its capital deficiency, and its inability to borrow additional funds under a bank lending agreement raised doubts about Terex's ability to continue as a going concern. In December 1993, Terex announced that it had issued $30 million of preferred stock in a private placement arrangement.

Other

Clark has certain other contingent liabilities that have arisen in the normal course of business. These, along with additional details on the sale of CMHC, are discussed further in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At December 31, 1993, the Company's cash and short-term investments amounted to $235.8 million compared with $191.9 million at December 31, 1992. At December 31, 1993, the Company's current ratio was 2.2 to 1 compared with 2.1 to 1 at December 31, 1992. The increase in cash is principally due to cash flow from operations and additional debt.

In the first quarter of 1993, the Company filed a shelf registration statement with the SEC to register $150 million of medium-term notes. The Company sold $90.2 million of medium-term notes during the second quarter of 1993. This includes $50 million of 30-year notes at rates of approximately 8.20%. The remaining notes have maturities ranging from June 14, 1995 to July 1, 1998 and rates ranging from a floating LIBOR plus .55% to a fixed 6.25%. Approximately $63 million of the notes' proceeds were used to redeem the Company's 9-5/8% sinking fund debentures and to prepay the LESOP debt.

Cash provided by operations was $69.6 million in 1993, compared with $74.5 million in 1992 and $57 million in 1991. At the end of 1993, working capital increased to $255.0 million from $199.6 million at the end of 1992.

The Company has a line of credit of $66.2 million with seven banks which expires in October 1994. As of December 31, 1993, there were no outstanding borrowings under this agreement. The Company is negotiating a new agreement.

The Company believes that it has adequate liquidity either through cash reserves, its line of credit, or through its access to public and private markets to meet its operating needs and strategic objectives.

Capital Investment

Worldwide capital expenditures - including CMHC through the date of disposition - for facilities, manufacturing equipment, and tooling were as follows:
                                     Amounts in millions
                                   1993      1992      1991
     By Type
     Capital facilities and
       equipment                   $25.0     $29.4     $40.9
     Tooling                         4.9       7.9       7.7
       Total expenditures          $29.9     $37.3     $48.6

     By Location
     North America                 $19.8     $20.6     $26.5
     Foreign locations              10.1      16.7      22.1
       Total expenditures          $29.9     $37.3     $48.6


Depreciation of fixed assets was $36.4 million in 1993, $44.1 million in 1992, and $45.8 million in 1991.

Capitalization

At December 31, debt as a percent of total capitalization (total debt and stockholders' equity) was 46.9% in 1993, 47.9% in 1992, and 55.4% in 1991.
The improvement in the ratio relates principally to increased stockholders' equity, partially offset by the increase in debt from the medium-term notes issued during the second quarter. Total debt increased to $236.9 million from the December 31, 1992, level of $232 million.

Stockholders' equity at year-end was $268.2 million in 1993, $252.6 million in 1992, and $237.5 million in 1991. At December 31, stockholders' equity per share was $15.41 in 1993, $14.56 in 1992, and $13.72 in 1991.

Outlook
The backlog at the end of 1993 was $149 million compared with a backlog of $123 million at December 31, 1992.

Looking ahead, the Company is cautiously optimistic about 1994. First quarter 1994 results should improve compared to the prior-year period, with growth coming from an improving North American market. Clark operations should make performance gains in 1994, even if markets remain flat. Results are expected to improve as the Company's businesses continue to benefit from recent cost reduction programs. When the worldwide markets strengthen, particularly in Europe, the Company expects further gains in financial performance.

B A L A N C E   S H E E T

                                                              Amounts in thousands
                                                                   December 31
                                                              1993            1992
ASSETS:
Current Assets:
   Cash, cash equivalents and short-term investments. . . $   235,828     $   191,924
   Accounts and notes receivable, less allowances of
      $5.5 million and $4.7 million, respectively . . . .      79,144          67,197
   Refundable income taxes . . . . . . . . . . . . . . . .      3,543               -
   Inventories . . . . . . . . . . . . . . . . . . . . . .    108,620         100,817
   Deferred tax assets - net . . . . . . . . . . . . . . .     29,202          21,341
   Other current assets . . . . . . . . . . . . . . . . .       5,434           5,198
      Total current assets . . . . . .  . . . . . . . . .     461,771         386,477
Investments and advances -VME Group N.V . . . . . . . . .     122,106         121,314
Deferred tax assets  - net . . . . . . . . . . . . . . . .    101,018         101,831
Property, plant and equipment-net . . . . . . . . . . . .     201,924         216,196
Assets held for sale. . . . . . . . . . . . . . . . . . .       6,765           9,676
Goodwill. . . . . .  . . . . . . . . . . . . . . . . . .       67,461          81,653
Other assets . . . . . . . . . . . . . . . . . . . . . .       40,890          41,544
      Total assets. . . . . . . . . . . . . . . . . . . . $ 1,001,935     $   958,691

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Notes payable . . . . . . . . . . .  . . . . . . . . . $    22,512     $    23,821
   Accounts payable and accrued liabilities . . . . . . .     150,142         118,195
   Income taxes payable. . . . . . . .  . . . . . . . . .       4,139           3,320
   Accrued postretirement benefits. . . . . . . . . . . .      19,560          19,000
   Deferred income taxes. . . . . . . . . . . . . . . . .         800             963
   Current installments on long-term debt . . . . . . . .       9,612          21,570
      Total current liabilities . . . . . . . . . . . . .     206,765         186,869
Long-term borrowings. . . . . . . . . . . . . . . . . . .     204,770         186,629
Other non-current liabilities. . . . .  . . . . . . . . .      74,686          90,508
Accrued postretirement benefits . . . . . . . . . . . . .     233,239         229,903
Deferred income taxes . . . . . . . . . . . . . . . . . .      14,322          12,195
      Total liabilities. . . . . . . .  . . . . . . . . .     733,782         706,104
Contingencies (pages 24 -26)
Stockholders' Equity:
   Capital stock, common . . . . . . .  . . . . . . . . .     143,958         143,938
   Capital in excess of par value. . .  . . . . . . . . .     179,582         179,226
   Retained earnings. . . . . . . . . . . . . . . . . . .      92,708          44,869
   Cumulative translation and other adjustments . . . . .     (67,083)        (28,843)
                                        . . . . . . . . .     349,165         339,190
   Less common stock held in treasury, at cost .  . . . .      49,728          50,951
   Less value of LESOP shares. . . . .  . . . . . . . . .      31,284          35,652
      Total stockholders' equity . . .  . . . . . . . . .     268,153         252,587
      Total liabilities and stockholders' equity. . . . . $ 1,001,935     $   958,691

See Notes to Financial Statements

S T A T E M E N T  O F  I N C O M E

                                                 Amounts in thousands, except per share data
                                                         Years ended December 31
                                                            1993         1992         1991
NET SALES . . . . . . . . . . . . . . . . . . . . . . . $  874,917   $  802,716   $  721,350
OPERATING COSTS AND EXPENSES:
   Cost of goods sold . . . . . . . . . . . . . . . . . .  700,370      663,565      637,678
   Selling, general and administrative expenses . . . . .  118,504       99,821      103,171
                                                           818,874      763,386      740,849
Operating income (loss). . . . . . . . . . . . . . . . .    56,043       39,330      (19,499)

Other income. . . . . . . . . . . . . . . . . . . . . . .   11,939       16,885       14,597
Interest expense . . . . . . . . . . . . . . . . . . . .   (21,506)     (25,631)     (25,583)
Pre-tax income (loss) from consolidated operations . . .    46,476       30,584      (30,485)
Provision (credit) for income taxes . . . . . . . . . . .   12,447       10,361       (1,060)
Income (loss) from consolidated operations . . . . . . .    34,029       20,223      (29,425)
Equity in net income (loss) of VME Group N.V. . . . . . .    7,840      (48,083)     (23,129)
Income (loss) from continuing operations . . . . . . . .    41,869      (27,860)     (52,554)
Discontinued operations:
   Income (loss) from operations . . . . . . . . . . . .         -       (6,701)     (40,784)
   Gain on sale. . . . . . . . . . . . . . . . . . . . .         -        8,519            -
Income (loss) from discontinued operations . . . . . . .         -        1,818      (40,784)
Income (loss) before extraordinary credit and effect
   of changes in accounting principles . . . . . . . . .    41,869      (26,042)     (93,338)
Income tax benefit from loss carryforward. . . . . . . .         -            -          718
Effect of accounting changes:
   Postretirement benefits . . . . . . . . . . . . . . .         -            -     (244,900)
   Income taxes . . . . . . . . . . . . . . . . . . . . .    6,150       92,000            -
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . $   48,019   $   65,958   $ (337,520)

INCOME (LOSS) PER SHARE:
   From continuing operations . . . . . . . . . . . . . $     2.41   $    (1.60)  $    (3.04)
   From discontinued operations . . . . . . . . . . . . .        -         0.10        (2.36)
   Extraordinary credit . . . . . . . . . . . . . . . . .        -            -          .04
   From effect of accounting changes . . . . . . . . . .      0.35         5.31       (14.16)
   Net income (loss) . . . . . . . . . . . . . . . . . .$     2.76   $     3.81   $   (19.52)

See Notes to Financial Statements

                                     -10-

S T A T E M E N T  O F  C A S H  F L O W S

                                                          Amounts in thousands
                                                          Years ended December 31
                                                             1993         1992         1991
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . .$   48,019   $   65,958   $ (337,520)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Effect of accounting changes . . . . . . . . . . . . .    (6,150)     (92,000)     244,900
   Depreciation. . . . . . . . . . . . . . . . . . . . . .   36,379       44,120       45,772
   Amortization of intangibles . . . . . . . . . . . . . .    2,083        2,973        3,353
   Net gain on sale of a business . . . . . . . . . . . .         -       (8,519)           -
   Exchange (gain) loss. . . .. . . . . . . . . . . . . .      (242)       2,947        2,994
   Employee benefit expense funded with treasury
      stock . . . . . . . . . . . . . . . . . . . . . . .       800          908        1,074
   Dividends from VME Group N.V. . . . . . . . . . . . . .        -            -        5,005
   Loss (earnings) of unconsolidated companies . . . . . .   (7,840)      47,546       23,190
   Changes in assets and liabilities, net of the
      effects of business disposition (1992):
      Increase in receivables and other current assets . .  (65,833)     (24,546)     (10,047)
      Decrease (increase) in refundable income taxes. . .    (3,543)       7,400          482
      Decrease in inventory. . .. . . . . . . . . . . . .     4,528        5,966       42,332
      Decrease (increase) in net deferred tax assets . . .   (1,018)       3,926        1,801
      Increase in payables and accruals . . . . . . . . .    77,850        4,519       37,051
      Decrease (increase) in other non-current assets . .     2,049       (4,499)      (6,814)
      Increase (decrease) in other long-term liabilities .  (17,624)      17,674        6,643
      Other. . . . . . . . . . . . . . . . . . . . . . . .      172           78       (3,191)
      Net cash provided by operating activities . . . . .    69,630       74,451       57,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business (net of business' cash) . .        -       80,454            -
Additions to properties. . . . . . . . . . . . . . . . . .  (29,877)     (37,284)     (48,602)
Sales of properties. . . . . . . . . . . . . . . . . . . .    1,122          318        2,161
Increase in short-term investments . . . . . . . . . . . .  (79,700)     (47,506)     (73,394)
Decrease (increase) in investments and advances-
   associated companies . . . . . . . . . . . . . . . . .        (2)     (49,397)       2,082
   Net cash used in investing activities . . . . . . . . . (108,457)     (53,415)    (117,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term borrowings . . . . . . . . . . . .    91,006            -      105,855
Payments on long-term debt . . . . . . . . . . . . . . . .  (82,290)     (25,981)     (18,270)
Increase (decrease) in notes payable-current . . . . . . .      459      (28,594)      12,694
Proceeds from sale of stock under option plans . . . . . .      330            -           26
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .      129          214          584
   Net cash provided (used) in financing activities . . .     9,634      (54,361)     100,889
Effect of exchange rate changes on cash. . . . . . . . . .   (6,603)      (5,553)        (559)
Increase (decrease) in cash and cash equivalents. . . . .   (35,796)     (38,878)      39,602
Cash and cash equivalents at beginning of year. . . . . .    71,024      109,902       70,300
Cash and cash equivalents at end of year. . . . . . . . .    35,228       71,024      109,902
Short-term investments (cost approximates market) . . . .   200,600      120,900       73,394
Cash, cash equivalents, and short-term investments . . . $  235,828   $  191,924   $  183,296

See Notes to Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Principles of Consolidation - The financial statements of Clark Equipment Company include the accounts of all majority-owned subsidiaries. All material intercompany balances and transactions are eliminated. The Company's investments in associated companies owned 20% or more are accounted for using the equity method. Investments in companies owned less than 20% are carried at cost.

The Company sold its Clark Material Handling Company (CMHC) business unit to Terex Corporation on July 31, 1992, and recorded a gain of $8.5 million in the third quarter of 1992. The prior-year Statements of Income have deconsolidated CMHC, reflecting its operations as a discontinued operation for all years presented. Due to the reporting of CMHC on an equity basis, the notes pertaining to the Statement of Income do not reflect the results of CMHC.

Currency Translation - Financial statements of subsidiaries operating outside the United States are translated into U.S. dollar equivalents in accordance with the Statement of Financial Accounting Standards (FAS) No. 52.

Foreign currency exchange results reflected in the Statement of Income were losses of $9.2 million in 1993 (including losses of $9.5 million from equity investments), losses of $10.8 million in 1992 (including losses of $7.9 million from equity investments), and losses of $4.3 million in 1991 (including losses of $1.3 million from equity investments).

Revenue Recognition - The Company's policy is to recognize sales at the time of shipment. The Company allows dealers to return a certain level of parts under a formal parts return program. The estimated cost of this program is reflected in the balance sheet.

Cash, Cash Equivalents, and Short-Term Investments - Cash equivalents and short-term investments include temporary investments of $231.3 million and $180.4 million at December 31, 1993 and 1992, respectively. Temporary investments are recorded at cost plus accrued interest.

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less from the purchase date to be cash equivalents. The Company's cash flows from operating activities (including CMHC for 1992 and 1991) were reduced by cash paid for interest of $18.8 million, $21.1 million, and $20.8 million and income taxes of $13.2 million, $5.0 million, and $8.0 million during 1993, 1992, and 1991, respectively. The 1991 tax payments include $3.3 million of U.S. taxes relating to prior years' tax audit issues.

Fair Value of Financial Instruments - The Company estimates the fair value of all financial instruments where the face value differs from the fair value, primarily long-term debt and forward exchange contracts, based upon quoted amounts or the current rates available for similar financial instruments. If fair value accounting had been used at December 31, 1993, instead of the historic basis accounting used in the financial statements, long-term debt would exceed the reported level by approximately $20 million, and the value of forward exchange contracts would approximate the amounts reflected in the financial statements.

Inventories - Inventories at December 31, 1993 and 1992, net of valuation reserves of $12.1 million and $15.3 million, respectively, are classified as follows:

                                            Amounts in millions
                                              1993      1992
     Raw materials                           $ 32.2    $ 26.1
     Work in process and finished goods        65.9      62.2
     Manufacturing supplies                    10.5      12.5
                                             $108.6    $100.8

Inventories are valued at the lower of cost or market by the last-in, first-out (LIFO) method for domestic inventories and by the first-in, first-out (FIFO) method for all foreign inventories.

If the FIFO method of inventory accounting had been used worldwide, inventories would have increased by $27.2 million at December 31, 1993, and $26.7 million at December 31, 1992. Inventory subject to LIFO approximates 43% of total inventory at December 31, 1993. During 1992 and 1991, certain domestic inventory quantities were reduced. These reductions resulted in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect decreased cost of goods sold related to continuing operations by approximately $1.8 million and $2.1 million in the fourth quarters of 1992 and 1991, respectively. There was no LIFO-related effect in 1993.

Properties and Depreciation - Property, plant and equipment are carried at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. The Company generally uses the straight-line method of depreciation. Depreciation lives generally range from eight to 50 years for land improvements, eight to 50 years for buildings, and three to 25 years for machinery and equipment. Properties retired or sold are removed from the property accounts, with gains or losses on disposal included in income.

The year-end property, plant and equipment balances for the past two years are classified as follows:

                                            Amounts in millions
                                              1993       1992
     Land                                    $  6.9    $  7.4
     Land improvements                          5.5       5.9
     Buildings                                 75.6      77.3
     Machinery & equipment                    399.3     398.4
                                              487.3     489.0
     Accumulated depreciation                (285.4)   (272.8)
                                             $201.9    $216.2
Assets Held for Sale - Assets held for sale, which are net of a $6 million valuation reserve at December 31, 1993, represent one of CMHC's former manufacturing facilities and are reflected in the balance sheet at estimated realizable value.

Goodwill Amortization - The Company is generally amortizing goodwill on a straight-line method over a 40-year period. Goodwill shown in the consolidated financial statements relates to the Company's 1990 acquisition of Hurth Axle S.p.A., an Italy-based company, and is remeasured into U.S. dollars using current exchange rates. The accumulated amortization related to this goodwill approximates $8 million.

Costs and Expenses - Provisions are made currently for estimated future costs under present product warranties. The costs of health and life insurance postretirement benefits were charged against income as paid in years prior to 1991. Effective January 1, 1991, the Company adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and immediately recognized a $244.9 million pre-tax provision to accrue the total of its estimated accumulated postretirement benefit obligation at that date. Upon adoption of this Statement, the costs of providing such benefits are accrued as earned. Annual expense represents a combination of the interest and service cost provisions of the annual accrual, along with the actual benefits provided and paid for active employees. Benefits provided and paid on behalf of retirees are charged directly against the established reserve. The accounting for health care benefits anticipates future cost-sharing changes that are consistent with the Company's expressed intent. Effective January 1, 1993, VME Group N.V., the Company's 50%-owned joint venture, adopted FAS No. 106 and will recognize its estimated obligation on a transitional basis over 20 years.

Income Taxes - Prior to 1992, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11. Effective January 1, 1992, the Company adopted FAS No. 109, "Accounting for Income Taxes." This adoption resulted in the recognition of a cumulative net tax benefit of $92 million related to the recognition of additional net deferred tax assets. Effective January 1, 1993, VME also adopted FAS No. 109, and Clark's share of the cumulative tax benefit resulting from this accounting change was $6.2 million.

The tax cost on foreign earnings remitted to the United States in 1992 and 1991 was $0.6 million and $1.4 million in the respective years. There was no cost on 1993 remittances. The Company considers undistributed earnings of its foreign subsidiaries at December 31, 1993, to be permanently invested.

Guarantees and Contingencies - Guarantees and contingencies are accrued for when a loss is considered probable and the amount is measurable.

Income (Loss) Per Share - Income (loss) per share amounts are based on the weighted average number of shares and the dilutive common equivalent shares outstanding during the years.

Pending Accounting Change - In November, 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This pronouncement establishes accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. For the most part, the Company already accounts for such benefits on an accrual basis. Therefore, the impact of adoption is not anticipated to have a significant effect on the Company's financial position or results of operations.

Discontinued Operations

In July 1992, the Company sold its material handling business (CMHC). This business has been classified in the Statement of Income as a discontinued operation for all years presented.

Condensed income statement information related to CMHC for the year ended December 31, 1991, and through July 31, 1992 follows:

                                            Amounts in millions
                                              1992      1991
     Net sales                               $248.5    $498.2

     Pre-tax loss from operations            $(11.2)   $(44.0)

     Net loss from operations                $ (7.0)   $(40.7)
     Gain on sale                               8.5         -
     Total income (loss) related to CMHC     $  1.5    $(40.7)

Included in the pre-tax loss from operations is foreign income of $2.6 million and losses of $16.0 million for 1992 and 1991, respectively. Included in the gain on the sale of CMHC is a tax benefit of $7.6 million.

Discontinued operations in 1992 and 1991 include the results of an insurance subsidiary which had been held for sale. The subsidiary continues to be liquidated, and due to immateriality, these results have been reclassified to other income in 1993. The investment in this operation has been reclassified on the Company's Balance Sheet to "other assets" for both periods presented.

Investments and Advances - VME Group N.V.

The Company's investments in VME were $122.1 million and $121.3 million in 1993 and 1992, respectively.

VME is a joint venture owned 50% each by the Company and AB Volvo of Sweden. Following are condensed financial data of VME:
                                           Amounts in millions
     Year ended December 31,             1993      1992      1991
     Net sales                          $1,240    $1,357    $1,368
     Gross profit                          281       188       258
     Net income (loss)                      30       (94)      (45)


     As at December 31,                  1993      1992
     Current assets                     $  531    $  649
     Non-current assets                    258       321
     Current liabilities                   314       515
     Non-current liabilities and
       deferred taxes                      247       230
The $7.9 million difference between the Company's investment and its equity in VME net assets at December 31, 1993, relates primarily to additional equity contributions made in prior years, which is treated as goodwill. Goodwill amortization approximated $1.1 million in each year presented. During the second half of 1992, the Company and AB Volvo each invested $15 million in VME's capital and each made subordinated loans of an additional $35 million. The subordinated loans bear interest of 1.3% over LIBOR and are to be repaid in 1996.

Effective January 1, 1993, VME adopted FAS No. 109, "Accounting for Income Taxes," and recorded a benefit of $12.3 million. VME also adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993, and will recognize its estimated obligation on a transitional basis over 20 years. A charge of $2.8 million is included in VME's 1993 net income. Clark's share of each of these accounting changes is consistent with its 50% ownership position in VME.

Transactions with VME are conducted on the basis of normal commercial relationships, at prevailing market prices, and are considered immaterial.

Accrued Liabilities

Accounts payable and accrued liabilities include the following:

                                            Amounts in millions
                                              1993      1992
     Trade payables                          $ 65.0    $ 56.1
     Accrued payrolls and related taxes        34.8      23.4
     Accrued warranty                          15.5      15.5
     Accrued pension                           12.5        .6
     Other                                     22.3      22.6
                                             $150.1    $118.2

Other non-current liabilities include the following:

                                            Amounts in millions
                                              1993      1992
     Accrued pension                         $  2.4    $ 10.0
     Accrued product liability                  9.8       7.8
     Environmental                             13.5      17.8
     Income taxes payable                      15.4      19.3
     Discontinued operations reserves           9.6      11.0
     Other                                     24.0      24.6
                                             $ 74.7    $ 90.5

Other Income

Following is a summary of the major elements of other income for the years ended December 31:

                                           Amounts in millions
                                         1993      1992      1991
     Interest income                    $14.3     $12.8     $10.3
     Brazilian monetary correction
       - taxes payable                   (5.8)        -         -
     Sundry items, net                    3.4       4.1       4.3
                                        $11.9     $16.9     $14.6

The 1993 interest income includes income of $1.7 million from a duty drawback refund received from the U.S. Customs Service and interest of $1.8 million due from the settlement of U.S. tax audits for 1989 through 1991. The Brazilian monetary correction of $5.8 million relates to a procedure whereby Brazilian tax remittances require indexing for inflation from the date of liability until paid.

Supplementary Income Statement Information
                                           Amounts in millions
                                         1993      1992      1991
     Maintenance and repairs            $26.4     $24.8     $24.3
     Taxes, other than payroll and
       income taxes                       8.0       8.7       6.5
     Rents                                6.0       6.4       6.9
     Advertising costs                    6.3       6.8       6.7
     Research and development costs      19.8      16.9       16.5

Income Taxes

Following is a segregation of pre-tax income (loss) from continuing operations as reported by U.S. and foreign companies (excluding equity earnings of associated companies):
                                           Amounts in millions
                                         1993      1992      1991
     Pre-tax income (loss) -
     Consolidated continuing
       operations:
       United States                    $39.3     $23.5     $ (2.9)
       Foreign                            7.2       7.1      (27.6)
                                        $46.5     $30.6     $(30.5)

The elements of the provision (credit) for income taxes are as follows:

                                           Amounts in millions
                                         1993      1992      1991
     Current income taxes:
       Federal                          $ 7.2     $ 2.9     $(1.0)
       Foreign                            5.9       2.8        .9
       State                               .4        .8        .6
     Total current                       13.5       6.5        .5
     Deferred (prepaid) income taxes:
       United States -
         recurring                        4.5       4.5         -
         change in tax rates             (3.0)        -         -
       Foreign                           (2.6)      (.6)     (1.6)
     Total deferred (prepaid)            (1.1)      3.9      (1.6)
     Provision (credit) for income
       taxes on consolidated
       continuing operations            $12.4     $10.4     $(1.1)

The U.S. corporate income tax rate increased from 34% to 35% retroactive to January 1, 1993. A tax credit of $3.0 million was recorded in the third quarter and net U.S. deferred tax assets were revalued at the higher tax rate.

Deferred tax assets before valuation allowances approximate $163 million as of December 31, 1993, and $154 million as of December 31, 1992. These assets consist of:

                                                 Amounts in millions
                                                   1993      1992
     Expected future tax benefits relating
       to postretirement benefits                 $ 94      $ 90
     Self-insurance and warranty reserves           11         8
     Environmental reserves                          6         6
     Pension and deferred compensation
       commitments                                  15        14
     Loss and credit carryforwards                  27        25
     Other items                                    10        11
                                                  $163      $154

The Company has reduced gross deferred tax assets by valuation reserves that approximate $33 million on December 31, 1993, and $31 million at December 31, 1992. These reserves relate principally to net operating and capital loss carryforwards.

Deferred tax liabilities as of December 31, 1993, of $15 million are comprised of differences in the recorded book and tax basis of assets.

As of December 31, 1993, the Company has foreign net operating loss, U.S. capital loss, and foreign tax credit carryforwards of $9.5 million, $16.0 million and $1.1 million, respectively, for which no financial statement benefit has been recognized. Approximately $3.1 million of the operating losses expire by 1998, while the remainder have an indefinite carryforward period. The capital loss and foreign tax credit carryforwards are limited in use and generally expire by 1997. Benefit relating to these carryforwards has not been reflected because of the limited carryforward periods and the limitations on their use. Future benefit may occur to the extent capital gains or foreign sourced income are recognized prior to the expiration of the carryforwards. During 1993 and 1992, pre-tax capital gain income approximating $3.0 million and $1.8 million, respectively, was earned, favorably impacting the Company's tax provisions.

No net benefit has been given to the foreign operating loss carryforwards because of the limited carryforward periods and/or the uncertain business conditions relating to the operations giving rise to such carryforwards. Future recognition of these carryforwards will be reflected if the foreign entities have sufficient earnings before the expiration periods of the respective loss carryforwards. Tax provisions in 1993 and 1992 were reduced by approximately $3.7 million and $1.8 million, respectively, as a result of the utilization of net operating loss carryforwards at certain locations.

The deferred tax asset valuation reserve at December 31, 1993, is approximately $33 million, and is $31 million at December 31, 1992. The valuation reserve increased over the 1992 level as a result of the incurrence of additional net operating loss carryforwards at certain locations, a revised estimate of the capital loss carryforward related primarily to the sale of CMHC, and the revision of foreign tax credit carryforwards resulting from an Internal Revenue Service audit. The reserve was reduced by $3.7 million as a result of the realization of net operating loss carryforwards at the Company's Brazilian operation. The valuation allowance at December 31, 1992, of $31 million was $22.3 million less than that originally provided at the time of the adoption of FAS No.
109. Approximately $19.5 million of this difference relates to the temporary differences of CMHC, net of the unrealized capital loss benefit. Valuation reserves for future tax benefits of CMHC were provided at the time of the adoption of FAS No. 109 because it was expected that such benefits would accrue to the purchaser. The remaining difference is reflective of domestic utilization of capital loss carryforward benefits and the utilization of operating loss carryforwards at certain foreign locations in 1992.

A reconciliation of the net effective tax rate for consolidated continuing operations to the U.S. statutory federal income tax rate for the three years ended December 31, 1993, is as follows:

                                           Amounts in millions
                                         1993      1992      1991
     U.S. federal statutory rate         35.0%     34.0%    (34.0)%
     Increase (decrease) in rate
       resulting from:
     Revaluation of deferred tax
       assets for change in U.S.
       tax rates                         (6.5)        -         -
     Utilization of net operating
       and capital loss
       carryforwards                    (10.2)     (8.0)        -
     Higher foreign taxes                 9.7       4.9      28.8
     Foreign distributions, net of
       foreign tax credits                (.1)      1.8       4.7
     Other, net                          (1.1)      1.3      (3.0)
     Net effective tax rate              26.8%     34.0%     (3.5)%

Provision has not been made for U.S. or any additional foreign taxes on the undistributed earnings or book-tax basis differentials of foreign subsidiaries. Undistributed earnings and basis differentials approximate $66 million at December 31, 1993. Any future dividends declared and remitted are expected to be solely from the current earnings of the respective operations. Undistributed earnings and existing basis differentials will become subject to tax in the event that they are remitted or if the Company should sell such operations. It is not practicable to estimate the amount of additional tax that might be payable on unremitted earnings or basis differentials because it is not known when or on what basis these differences may reverse.

Long-Term and Short-Term Debt

Following is a summary of long-term debt of the Company and its consolidated subsidiaries due after one year, as of December 31:
                                            Amounts in millions
                                              1993      1992
     Medium-term notes having maturities
       ranging from June 14, 1995, to
       May 15, 2023, and interest rates
       ranging from a floating LIBOR
       plus .55% to a fixed 8.35%
       (face amount $90,250,000)             $ 89.6    $    -
     LESOP loan (interest rate tied
       to LIBOR)                                  -      40.4
     9-3/4% notes due March 1, 2001
       (face amount $100,000,000)              99.7      99.6
     9-5/8% sinking fund debentures               -      16.7
     6% industrial development revenue
       bonds, payable $400,000 in 1998
       and $900,000 annually in
       1999-2002                                4.0       4.0
     Hurth obligations due in periods
       ranging from 1994 to 2000, at
       an average rate of 9.3%                 11.5      15.7
     Present value of Hurth purchase
       commitment                                 -       6.4
     Other long-term notes                        -       3.8
                                             $204.8    $186.6

Required payments on long-term debt are $9.6 million in 1994, $12.1 million in 1995, $23.0 million in 1996, $1.8 million in 1997, $12.2 million in 1998, and $155.7 million thereafter.

In April, the Company began the sale of certain securities under a $150 million shelf registration statement. Clark issued $90.2 million of medium-term notes during the second quarter of 1993. These include $50 million of 30-year notes at an average rate of approximately 8.20%.

The remaining notes have maturities ranging from June 14, 1995, to July 1, 1998, at rates ranging from a floating LIBOR plus .55% to a fixed 6.25%. Approximately $63 million of the notes proceeds were used to redeem the Company's 9-5/8% sinking fund debentures and to prepay the LESOP loan.

The Company has a $66.2 million line of credit agreement with seven banks, which expires in October 1994. The Agreement carries restrictions on minimum net worth, debt-to-capitalization ratios, stock repurchases, and dividend payments. At December 31, 1993 and 1992, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with the facility requirements. The Company is currently negotiating a new credit agreement.

At December 31, worldwide short-term bank lines of credit, subject to cancellation upon notice by the bank or the Company, were:
                                            Amounts in millions
                                         1993      1992      1991
     Lines of credit                    $46.2     $44.3     $79.0
     Unused lines of credit              23.7      31.1      36.6
     Maximum borrowings during year      22.5      42.7      45.5
     Average borrowings                  18.2      27.0      44.2
     Average rate on foreign
       borrowings outstanding at
       December 31                        8.2%      9.6%     10.0%
     Daily weighted average
       interest rate                     11.2%     10.8%      9.9%

Capital Stock

The Company has authorization for 40,000,000 shares of $7.50 par value Common Stock. There were 17,401,903 shares and 17,351,139 shares outstanding at December 31, 1993 and 1992, respectively. These shares include 2,206,741 shares held in the LESOP trust. Shares held as treasury stock were 1,792,431 shares and 1,840,595 shares at the respective year-ends. The Company also has authorization for 3,000,000 shares of $1.00 par value Preferred Stock, none of which have been issued.

In 1987, the Board of Directors adopted a Rights Plan, which was amended in 1990 and will expire in 1997. The Rights Plan may become operative in the event that certain change of control conditions occur.

Stock Options

Under the 1975 Stock Option Plan, 850 shares and 13,450 shares at December 31, 1993 and 1992, respectively, of authorized but unissued Common Stock were reserved for issue to employees at the market value of the stock on the date the options were granted. Options representing 850 shares were outstanding under the 1975 Plan at December 31, 1993.

Under the 1985 Stock Option Plan, 171,301 shares and 292,580 shares at December 31, 1993 and 1992, respectively, of authorized but unissued Common Stock were reserved for issue to employees at the market value of the stock on the date the options were granted. Options representing 171,301 shares were outstanding under the 1985 Plan at December 31, 1993.

Options under these plans may not be exercised until one year after the date granted. These options expire 10 years after the date granted. No further options may be granted under either the 1975 or 1985 Stock Option Plans.

Options were exercisable for 164,413 shares and 86,449 shares at December 31, 1993 and 1992, respectively. Of the shares for which options have been granted under the plans, 108,795 shares include appreciation rights.

Following is a summary of the changes in options under the plans for each of the last three years:

                                         1993      1992      1991
     Outstanding at January 1,
       at an average price per
       share of $20.08, $25.05,
       and $24.95, respectively         306,030   114,662   125,077
     Options granted at an
       average price per share
       of $18.50 in 1992                   -      219,581      -
     Cancelled or lapsed                (40,002)  (28,213)   (3,600)
     Exercise of previously
       granted options at an
       average grant price per
       share of $19.71 and $23.80,
       respectively                     (29,278)     -       (1,115)
     Exercise of options with
       appreciation rights               (64,599     -       (5,700)
     Outstanding at December 31,
       at an average price per
       share of $18.57, $20.08,
       and $25.05, respectively         172,151   306,030   114,662

Pension Costs

The Company has non-contributory defined benefit pension plans covering substantially all of its U.S. employees and certain employees and retirees of previously owned businesses. The plans covering salaried employees provide benefits based upon years of service and final average compensation. The plans covering hourly employees provide monthly benefits based upon a flat rate and years of service.

Assets of the U.S. plans are invested primarily in U.S. government and agency bonds, equities, fixed income securities, and insurance contracts. The Company's funding policy for its qualified plans generally is to contribute no less than the minimum amount required by law and no more than the maximum amount that can be deducted for federal income tax purposes.

Some of the Company's foreign subsidiaries also have defined benefit pension arrangements. These plans are not required to report to governmental agencies pursuant to ERISA, and do not otherwise determine the actuarial value of accumulated benefits or net assets available for benefits.

Consolidated worldwide 1993 pension expense for defined benefit plans was $9.2 million, compared with $6.8 million in 1992 and $5.9 million in 1991. The components of pension expense for each of these years is as follows:

                                            Amounts in millions
                                         1993      1992      1991
     Current service cost               $ 2.9     $ 3.1     $ 3.2
     Interest cost                       25.2      24.9      25.1
     Return anticipated on plan
       assets for the year (actual
       $70.9 million, $10.4 million,
       and $33.2 million for the
       respective years)                (22.7)    (23.6)    (24.1)
     Other components of pension
       expense, net                       2.7       1.4       0.6
     U.S. pension expense                 8.1       5.8       4.8
     Non-U.S. pension expense             1.1       1.0       1.1
                                        $ 9.2     $ 6.8     $ 5.9


The following tables reconcile the funded status of the Company's U.S. pension plans and the amounts recognized on the Company's Balance Sheet:

                                               Amounts in millions
                                             Active         Inactive
     December 31, 1993                       Plans            Plan
     Accumulated benefit obligation,
       including non-vested benefits
       of $13.5 million                      $101.9         $226.0
     Projected benefit obligation            $121.0         $226.0
     Unrecognized past service cost            (1.2)             -
     Unrecognized net loss from past
       experience different from
       that assumed                           (37.4)         (27.2)
     Unrecognized transition asset              1.8              -
     Plan assets at fair value               (117.7)        (188.6)
     Adjustment required to recognize
       minimum liability                        3.6           27.2
     Accrued (prepaid) pension cost          $(29.9)        $ 37.4


                                                Amounts in millions
                                             Active         Inactive
     December 31, 1992                       Plans            Plan
     Accumulated benefit obligation,
       including non-vested benefits
       of $10.2 million                      $ 78.1         $210.4
     Projected benefit obligation            $ 93.3         $210.4
     Unrecognized past service cost            (1.3)             -
     Unrecognized net loss from past
       experience different from
       that assumed                           (50.4)         (18.3)
     Unrecognized transition asset              2.1              -
     Plan assets at fair value                (77.4)        (174.5)
     Adjustment required to recognize
       minimum liability                        1.6           18.3
     Accrued (prepaid) pension cost          $(32.1)        $ 35.9

The discount rates used to determine the projected benefit obligation was 7.25% in 1993 and ranged from 8.25% to 8.50% in 1992. The rate of increase in future compensation for determining the projected benefit obligation was 5.4%.

Balance sheet liabilities for worldwide pensions totaled $14.9 million and $10.6 million at December 31, 1993 and 1992, respectively. Of these figures, U.S. plans accounted for $7.5 million and $3.8 million in 1993 and 1992, respectively, while foreign plans accounted for $7.4 million and $6.8 million in 1993 and 1992, respectively.

The Company also has certain defined contribution plans in the United States, Italy, and Brazil. Expense relating to these plans totaled $6.5 million, $6.9 million, and $5.9 million in 1993, 1992, and 1991, respectively.

Postretirement Health Care and Life Insurance Benefits

The Company provides certain health care and life insurance benefits for retired employees, including certain retirees of previously owned businesses. Substantially all of the Company's U.S. employees may become eligible for these benefits upon retirement. The coverage is provided on a non-contributory basis for most retirees who retired prior to August 1986, and on a contributory basis for post-August 1986 retirees and all active employees.

The Company does not fund its postretirement benefit plans. The following table presents a reconciliation of the APBO to the liability for such costs recognized in the Company's Balance Sheet as of December 31, 1993 and 1992:
                                            Amounts in millions
                                              1993      1992
     Accumulated Postretirement Benefit
       Obligation (APBO):
       Retirees                              $251.5    $236.6
       Fully eligible active
         participants                          12.8      14.3
       Other active participants               20.3      18.0
          Total APBO                          284.6     268.9
     Unrecognized past service cost            11.6      12.6
     Unrecognized loss from
       changes in assumptions                 (43.4)    (32.6)
     Accrued postretirement benefit cost     $252.8    $248.9

Net periodic postretirement benefit expense for each of the three years ended December 31 was comprised of the following components:

                                            Amounts in millions
                                         1993      1992      1991
     Service cost of benefit earned     $ 1.3     $ 1.4     $ 2.0
     Interest cost on APBO               21.5      21.2      19.0
     Other                                (.6)      (.6)        -
     Net periodic postretirement
       benefit expense                  $22.2     $22.0     $21.0

In measuring the projected APBO for 1993, 1992, and 1991, medical inflation trend rates were initially assumed at 13%, 13%, and 13%, with such rates trending downward to 5%, 5%, and 6%, respectively, by 1999. The weighted average discount rates used in each year were 7.5%, 8.25%, and 8%. If the health care cost trend rate were to be increased by 1%, the APBO as of December 31, 1993, would increase by approximately $23.9 million, and the net periodic postretirement expense would increase by approximately $2.0 million.

Leveraged Employee Stock Ownership Plan

The Company has a Leveraged Employee Stock Ownership Plan (LESOP) for eligible U.S. employees. The Company loaned the LESOP $85 million, which the LESOP used to purchase 2,741,936 shares of Clark Common Stock from the Company. Clark has agreed to make future contributions to the LESOP to service this debt. The related obligation offsets the note due from the LESOP in Clark's Balance Sheet.

The Clark Common Stock purchased with the loan proceeds is held by the LESOP trustee as collateral for the loan owed to Clark. Each year, the Company makes contributions to the LESOP which in turn are used to make loan principal and interest payments. With each principal and interest payment, the LESOP allocates a portion of the Common Stock to participating employees. As of December 31, 1993 and 1992, there were 1,730,551 and 1,589,634 shares, respectively, allocated to participants.

The LESOP is designed to fund the Company's contributions to the Clark Savings and Investment Plan and the Clark Retirement Program for Salaried Employees. Currently, the Plan is only being used to fund the salaried retirement program.

The outstanding balance of the loan from Clark to the LESOP is repayable in semi-annual installments of $2.6 million, with the aggregate amount then remaining unpaid to be paid on July 1, 2001. Interest is payable quarterly at a rate equal to the LIBOR rate plus .25% for the period October 1, 1992, through final maturity. The outstanding balance under the loan as of December 31, 1993, was $42.8 million.

At the time the LESOP was established, the value of shares purchased and not allocated to participants was established as an offset to Clark's equity. This offset is reduced as shares are allocated to participants in conjunction with Clark's annual contributions to the LESOP.

Contingencies

Environmental

The Company is involved in environmental clean-up activities or litigation in connection with nine former waste disposal sites and five former plant locations.

At each of the nine waste disposal sites, Clark contracted with independent waste disposal operators to properly handle the disposal of its waste. The Environmental Protection Agency (EPA) also has identified other parties responsible for clean-up costs at the waste disposal sites. The Company has and will continue to accrue these costs when the liability can be reasonably estimated. As of December 31, 1993, the Company had reserves of approximately $16.4 million for potential future environmental clean-up costs. The environmental reserves represent Clark's current estimate of its liability for environmental clean-up costs and are not reduced by any possible recoveries from insurance companies or other potentially responsible parties not specifically identified by the EPA. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Further, management believes that the additional maximum exposure level in excess of the recorded reserve level would not be material to the financial condition of the Company. Although settlement of the reserves will cause future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. The Company's 1993 expenditures relating to environmental compliance and clean-up activities approximate $2.6 million.

Sale of CMHC

The Company sold its forklift truck business, CMHC, to Terex on July 31, 1992. As part of the sale, Terex and CMHC assumed substantially all of the obligations of the Company relating to the CMHC operation, including:
1) contingent liabilities of the Company with respect to floor plan and rental repurchase agreements, 2) certain guarantees of obligations of third parties, and 3) existing and future product liability claims involving CMHC products. In the event that Terex and CMHC fail to perform or are unable to discharge any of the assumed obligations, the Company could be required to discharge such obligations.

1) Repurchase Agreements
At the time of the sale, the Company had agreed with an independent finance company to repurchase approximately $220 million of CMHC dealer floor plan and rental inventory in the event of a default by individual dealers for whom the inventory is financed. Since the sale, dealer floor plan and rental inventory obligations have been liquidating in the normal course of business and stand at approximately $88 million at December 31, 1993. These obligations will continue to liquidate in an orderly fashion. The Company will not be required to perform these repurchase obligations unless the dealer defaults in the underlying obligations and Terex and CMHC default in their repurchase obligations. Should that occur, the collateral value securing the obligations should be sufficient to reduce any loss to an immaterial amount.

2) Third Party Guarantees
The Company has guaranteed approximately $27 million of obligations of third parties relating to the CMHC operation. Approximately $18 million of these guarantees relate to national account rental arrangements with a number of large creditworthy customers. Approximately $9 million relate to capital loans given by a finance company to independent CMHC dealers, which are secured by a lien on all of the dealer's assets. These guaranteed obligations are expected to liquidate over time. The Company believes, based on past experience, that the national account customers and dealers, who are the primary obligors, will meet their obligations, resulting in immaterial losses to the Company regardless of whether CMHC and Terex are able to perform their obligations.

3) Product Liability Claims
CMHC had approximately $45 million of reserves relating to existing product liability claims at the time of the sale. Future accidents will likely occur, which will result in increased product liability exposure over time. The Company will incur losses relating to these product liability claims if CMHC and Terex fail to perform their obligations. The impact of any such losses would be mitigated by available tax benefits and by insurance coverage that is available for catastrophic losses. Cash settlement of product liability claims are generally made over extended periods of time, thereby significantly reducing the impact on cash flow in any one year.

Uncertainty exists as to the ultimate effect on Clark if Terex and CMHC fail to perform these obligations and commitments. While the aggregate losses associated with these obligations could be material, the Company does not believe such an event would materially affect the Company's ability to meet its cash requirements.

In the latest report on file with the Securities and Exchange Commission, Terex reported that it was continuing to incur operating losses and had a deficit stockholders' investment. In their report on the financial statements that were filed as part of Terex's Form 10-K for 1992, Terex's independent accountants indicated that Terex's recurring losses, its capital deficiency, and its inability to borrow additional funds under a bank lending agreement raised doubts about Terex's ability to continue as a going concern. In December 1993, Terex announced that it had issued $30 million of preferred stock in a private placement arrangement.

Other

The Company is self-insured with respect to product liability risk, although insurance coverage is obtained for catastrophic losses. The Company has pending approximately 65 claims, with respect to which approximately 43 suits have been filed alleging damages for injuries or deaths arising from accidents involving products manufactured by the Company's continuing operations. In the aggregate, these claims could be material to the Company. At December 31, 1993, the Company had reserves of approximately $11.6 million related to product liability exposures.

The Company is involved in numerous other lawsuits arising out of the ordinary conduct of its business. These lawsuits pertain to various matters, including warranties, civil rights, safety, antitrust, and other issues. The ultimate results of these claims and proceedings at December 31, 1993, are subject to a high degree of estimation and cannot be determined with complete precision. However, in the opinion of management, either adequate provision for anticipated costs have been made through insurance coverage or accruals, or the ultimate costs will not materially affect the consolidated financial position of the Company.

The Company has given certain guarantees to third parties and has entered into certain repurchase arrangements relating to product distribution and product financing activities involving the Company's continuing operations. As of December 31, 1993, guarantees are approximately $20 million and repurchase arrangements relating to product financing by an independent finance company approximate $64 million.

It is not practicable to determine the additional amount subject to repurchase solely under dealer distribution agreements. Under the repurchase arrangements, when dealer terminations do occur, a newly selected dealer generally assumes the assets of the prior dealer and any related financial obligation. Accordingly, the risk of loss to the required repurchaser is minimal, and historically Clark has incurred only immaterial losses relating to these arrangements.

The Company enters into forward exchange contracts to protect margins on projected future sales denominated in foreign currencies. Settlement dates on executed contracts are generally not more than 18 months in advance of the original execution date. At December 31, 1993, forward exchange contracts of approximately $95 million were outstanding. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of contract delivery and the contracted rate. The Company believes that future sales revenue will generate sufficient foreign currency to meet these commitments.

Business Segment Information
The Company's business is the design, manufacture, and sale of skid-steer loaders, construction machinery, transmissions for on-highway equipment, and axles and transmissions for off-highway equipment. Sales to the U.S. government account for less than 1% of total sales.

The Company operates in two industry segments, those being "off-highway" and "on-highway" products in the capital goods industry. The Company has included its Melroe and Clark-Hurth Components business units in the off-highway segment. Melroe produces skid-steer loaders, compact excavators, and a limited number of agricultural products. Clark-Hurth Components produces off-highway axles and transmissions used principally in construction, mining, and material handling applications. Clark Automotive Products principally manufactures transmissions for the Brazilian automobile industry and North and South American medium-duty truck industries and comprises the entire on-highway segment. Although the Brazil-based Clark Automotive Products business unit has a limited amount of off-highway business, the Company has included this entire operation in the on-highway segment. This classification was selected because of the insignificance of the off-highway operations to the business unit, the lack of distinction between the segments in the operation of the business, and the different economic characteristics of the Brazilian markets as compared with other off-highway markets.

Intersegment transfers are insignificant. Selling prices on such transfers, to the extent that they occur, are determined as nearly as possible on the basis of normal commercial relationships.

Identifiable assets by industry are those that are used in the Company's operations in each industry. Corporate assets are principally cash, short-term investments, certain assets of previously sold businesses that are held for sale, deferred tax assets, and fixed assets maintained for general corporate purposes.

Unallocated corporate and other expenses include certain continuing costs related to previously disposed businesses. These are principally the "time-value-of-money" costs related to discounted retiree health care liabilities.

There was no single customer from which at least 10% of total revenue was derived during 1991-1993. Export sales of U.S.-manufactured products and parts sold to customers and dealers located outside of the United States were $160.0 million, $178.6 million, and $151.1 million in 1993, 1992, and 1991, respectively.

For geographic segment reporting, sales and operating profit (loss) reflect amounts sourced from the identified geographic area.

I N D U S T R Y   S E G M E N T S

                                                                                                  Amounts in millions
                                  Sales                          Operating Profit(Loss)           Identifiable Assets
                                  1993      1992      1991       1993       1992       1991        1993      1992       1991
Off-highway . . . . . . . . . .   $690.6    $657.5    $587.7     $ 69.3      $59.4      ($0.2)     $444.7    $461.1     $450.0

On-highway . . . . . . . . . .     184.3     145.2     133.7       18.4       11.2        3.4        96.2     107.7      103.9

                                   874.9     802.7     721.4       87.7       70.6        3.2       540.9     568.8      553.9
Unallocated corporate
  & other . . . . . . . . .  .                                    (19.7)     (14.4)      (8.1)      339.8     269.4      217.9

Interest expense . . . . . . .                                    (21.5)     (25.6)     (25.6)

Eliminations . . . . . . . . .                                        -          -          -        (.9)       (.8)      (.9)

Consolidated operations . .       $874.9    $802.7    $721.4       46.5       30.6     (30.5)       879.8     837.4      770.9

Equity investments . . . . . .                                      7.8      (48.1)     (23.1)      122.1     121.3      135.6

Total continuing
    operations * . . . . . . .                                   $ 54.3     $(17.5)    $(53.6)    $1,001.9    958.7      906.5

Discontinued operations . .                                                                             -         -      213.5

Total . . . . . . . . . . . . .                                                                $  1,001.9   $ 958.7   $1,120.0

* Pre-tax income (loss) and assets from continuing operations.




                                                             Depreciation                      Capital Expenditures
                                                                 1993       1992       1991        1993      1992       1991

Off-highway . . . . . . . . . .                                  $ 28.0      $29.3      $27.1  $     25.1     $31.1      $34.1

On-highway . . . . . . . . . .                                      7.9        9.0        9.6         4.4       3.7        5.4

Other . . . . . . . . . . . . . . .                                  .5         .5         .7          .4        .3         .5

Continuing operations . .                                        $ 36.4      $38.8      $37.4  $    $29.9     $35.1      $40.0



G E O G R A P H I C   S E G M E N T S

                                                                                        Amounts in millions
                            Sales                      Operating Profit(Loss)           Identifiable Assets
                            1993     1992      1991      1993      1992        1991       1993      1992     1991
North America . . . . . .   $561.5   $501.0    $435.6     $64.9     $55.5       $11.8     $270.6   $245.3    $177.9
Europe . . . . . . . . . .   129.1    156.5     152.1       4.2       3.9       (12.1)     200.5    238.4     278.8
South America. . . . . . .   184.3    145.2     133.7      18.6      11.2         3.5       92.1     97.0     108.8
Transfers between
   areas:
   North America . . . . .    17.1     15.4      13.5
   Europe . . . . . . . .     12.7     11.5      10.6
   South America . . . . .       -      0.3       1.2
   Eliminations . . . . .    (29.8)   (27.2)    (25.3)        -         -           -      (23.2)   (12.7)    (12.5)
                             874.9    802.7     721.4      87.7      70.6         3.2      540.0    568.0     553.0
Unallocated corporate
   and other . . . . . . .                                (19.7)    (14.4)       (8.1)     339.8    269.4     217.9
Interest expense . . . . .                                (21.5)    (25.6)      (25.6)
Consolidated
   operations.  . . . . .   $874.9   $802.7    $721.4      46.5      30.6       (30.5)     879.8    837.4     770.9
Equity investments . . . .                                  7.8     (48.1)      (23.1)     122.1    121.3     135.6
Total continuing
  operations * . . . . . .                                $54.3   $(17.5)     $(53.6)    1,001.9    958.7     906.5
Discontinued operations .                                                                      -        -     213.5
Total . . . . . . . . . .                                                               $1,001.9   $958.7  $1,120.0

* Pre-tax income (loss) and assets from continuing operations.

C H A N G E S   I N   S T O C K H O L D E R S '   E Q U I T Y


                                                                                    Amounts in millions, except share data
                                                                         Retained                      Cumulative
                                                            Capital in   Earnings    Value of          Translation
                                                   Capital   Excess of  (Accumulated  LESOP  Treasury  and Other
                                                    Stock    Par Value   Deficit)     Shares   Stock   Adjustments  Total
Balance, December 31, 1990 . . . . . . . . . . . .  $143.9    $179.0    $316.6      $(48.8)   $(53.7)   $43.2      $580.2
   Net loss . . . . . . . . . . . . . . . . . . .                       (337.5)                                    (337.5)
   LESOP shares allocated to employees. . . . . .                                      8.2                            8.2
   Pension liability in excess of
      unrecognized prior service cost . . . . . . .                                                      (6.1)       (6.1)
   Shares issued-treasury (61,196 shares) . . . . .                                              1.7                  1.7
   Shares issued on stock options (1,115 shares). .      -           -                                                 -
   Effect of exchange rates and other changes                                                            (9.0)       (9.0)
Balance, December 31, 1991 . . . . . . . . . . . .   143.9     179.0     (20.9)      (40.6)    (52.0)    28.1       237.5
   Net income. . . . . . . . . . . . . . . . . . .                          66.0                                     66.0
   LESOP shares allocated to employees. . . . . .                                      4.9                            4.9
   Pension liability in excess of unrecognized
       prior service cost, net of tax. . . . . . .                                                        (.5)        (.5)
   Shares issued-treasury (39,647 shares) . . . .                           (.2)                 1.1                   .9
   Amortization of unearned restricted stock . .                  .2                                                   .2
   Effect of exchange rates and other changes . .                                                       (56.4)      (56.4)
Balance, December 31, 1992 . . . . . . . . . . . .   143.9     179.2      44.9       (35.7)    (50.9)   (28.8)      252.6
   Net income . . . . . . . . . . . . . . . . . .                         48.0                                       48.0
   LESOP shares allocated to employees. . . . . .                                      4.4                            4.4
  Pension liability in excess of unrecognized prior
     service cost, net of tax . . . . . . .. . . .                                                       (6.8)       (6.8)
   Shares issued-treasury (48,164 shares) . . . .       .1        .3      (.2)                   1.2                  1.4
   Amortization of unearned restricted stock . . .                .1                                                   .1
   Effect of exchange rates and other changes .                                                         (31.5)      (31.5)
Balance, December 31, 1993                          $144.0    $179.6     $92.7      ($31.3)   ($49.7)  ($67.1)     $268.2

Q U A R T E R L Y   I N F O R M A T I O N   ( U N A U D I T E D )

                                                                                Amounts in millions, except per share data
                                 1st Quarter        2nd Quarter        3rd Quarter        4th Quarter          Year
                                   1993     1992      1993     1992      1993     1992      1993     1992      1993     1992
Net sales . . . . . . . . . . . . $199.7   $189.6    $233.4   $212.6    $221.5   $209.2    $220.3   $191.3    $874.9   $802.7

Gross profit . . . . . . . . . .    39.2     33.7      47.4     35.2      47.0     35.9      40.9     34.4     174.5    139.2

Income (loss) before effect
   of a change in accounting
   principles. . . . . . . . . .     2.5     (9.3)     10.8     (9.9)     10.1     (4.0)     18.4     (2.8)     41.8    (26.0)

Effect of accounting changes. . .    6.2     92.0         -        -         -        -         -        -       6.2     92.0

   Net income (loss). . . . . . .    8.7     82.7      10.8     (9.9)     10.1     (4.0)     18.4     (2.8)     48.0     66.0

Information per share of
   Common Stock:

   Income (loss)  before effect
      of a change in accounting
      principles. . . . . . . . .   $.15   $(.54)      $.62   $(.57)      $.58   $(.23)     $1.06    (.16)     $2.41  $(1.50)

   Effect of accounting
      changes                        .35     5.31         -        -         -        -         -        -       .35     5.31

   Net income (loss). . . . . . .    .50     4.77       .62    (.57)       .58    (.23)      1.06    (.16)      2.76     3.81

   Common Stock prices:

      High . . . . . . . . . . .  24 1/8   27 1/2    34 3/4   28 7/8    48 1/2     26      53 3/4     21      53 3/4   28 7/8

      Low . . . . . . . . . . . . 19 5/8   22 1/4    22 1/2     23      34 1/4     19      45 1/8   16 1/2    19 5/8   16 1/2



The principal market on which the Company's Common Stock is traded is the New York Stock Exchange.  The high and low  sales prices of the Common Stock shown in the preceding table are prices as reported in the Composite Transaction Reporting
System.  The approximate number of stockholders totaled 2,331 and 2,627 at December 31, 1993 and 1992, respectively.  No cash dividends were paid on the Company's Common Stock during 1993 or 1992.

Report of Independent Accountants
Price Waterhouse
Stockholders and Board of Directors
Clark Equipment Company
South Bend, Indiana

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Clark Equipment Company and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
     As further discussed in the Notes to the Consolidated Financial Statements, effective January 1, 1992, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes." Furthermore, effective January 1, 1991, the Company changed its method of accounting for postretirement health care and life insurance benefits by adopting FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."
     As further discussed in the Notes to the Consolidated Financial Statements, effective January 1, 1993, the Company's 50%-owned joint venture, VME Group, N.V., changed its methods of accounting for income taxes and postretirement health care and life insurance benefits by also adopting the provisions of FAS No. 109 and FAS No. 106.

                                   Price Waterhouse
/s/ Price Waterhouse               South Bend, Indiana
                                   February 14, 1994

Report by Management
The preceding financial statements have been prepared by management in conformity with generally accepted accounting principles appropriate in the circumstances. In the preparation of this report, some estimates are necessary and they are made based on currently available information and judgement of current conditions and circumstances. Management is also responsible for all other information contained in this report.
     Management maintains and depends upon the Company's system of internal controls in meeting its responsibilities for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. Judgements are required to assess and balance the relative cost and expected benefits of these controls.
     The financial statements have been audited by the independent accounting firm, Price Waterhouse. Their role is to render an independent professional opinion on management's financial statements to the extent required by generally accepted auditing standards. In addition to the use of independent accountants, the Company also utilizes an independent professional staff of internal auditors who conduct operational and special audits.
     The Board of Directors elects an Audit Committee from among its members, no member of which is an employee of the Company. The Audit Committee is responsible to the Board for reviewing the accounting and auditing procedures and financial practices of the Company and for recommending appointment of the independent accountants. The Audit Committee meets periodically with management, professional internal auditors, and the independent accountants to review the work of each and satisfy itself that they are properly discharging their responsibilities. Both the independent accountants and the independent professional internal auditors have free access to the Committee, without the presence of management, to discuss their observations on internal controls and to review the quality of financial reporting.

F I N A N C I A L   R E V I E W

The following are certain selected financial data of Clark Equipment Company and its consolidated subsidiaries five years ended December 31, 1993.
(Dollars in thousands, except per share data.)

                                                   1993         1992         1991         1990          1989
NET SALES . . . . . . . . . . . . . . . . . . $   874,917  $   802,716  $   721,350  $   866,584  $   865,502
OPERATING COSTS AND EXPENSES:
   Cost of goods sold . . . . . . . . . . . . .   700,370      663,565      637,678      717,300      677,569
   Selling, general and administrative
      expenses . . . . . . . . . . . . . . . .    118,504       99,821      103,171      113,371      117,030
                                                  818,874      763,386      740,849      830,671      794,599
Operating income (loss). . . . . . . . . . . .     56,043       39,330      (19,499)      35,913       70,903

Other income, net . . . . . . . . . . . . . . .    11,939       16,885       14,597       23,339       26,105
Interest expense . . . . . . . . . . . . . . .    (21,506)     (25,631)     (25,583)     (22,188)     (24,832)
Pre-tax income (loss) from
    consolidated operations . . . . . . . . . .    46,476       30,584      (30,485)      37,064       72,176
Provision (credit) for income taxes . . . . .      12,447       10,361       (1,060)      18,696       44,426
Income (loss) from consolidated
   operations . . . . . . . . . . . . . . . . .    34,029       20,223      (29,425)      18,368       27,750
Equity in net income (loss) of
    associated companies . . . . . . . . . . .      7,840      (48,083)     (23,129)      21,576       22,411
Income (loss) from continuing
    operations. . . . . . . . . . . . . . . . .    41,869      (27,860)     (52,554)      39,944       50,161
Discontinued operations:
   Income (loss) from operations . . . . . .            -       (6,701)     (40,784)       9,518       14,695
   Gain on sale . . . . . . . . . . . . . . . .         -        8,519            -            -            -
Income (loss) from discontinued
     operations . . . . . . . . . . . . . . . .         -        1,818      (40,784)       9,518       14,695
Income (loss) before extraordinary
   credit and effect of changes in
   accounting principles . . . . . . . . . . .     41,869      (26,042)     (93,338)      49,462       64,856
Income tax benefit from loss
   carryforward . . . . . . . . . . . . . . . .         -            -          718       10,837        4,057
Effect of accounting changes:
   Postretirement benefits . . . . . . . . . .          -            -     (244,900)           -            -
   Income taxes . . . . . . . . . . . . . . . .     6,150       92,000            -            -            -
NET INCOME (LOSS) . . . . . . . . . . . . . . $    48,019  $    65,958  $  (337,520) $    60,299  $    68,913

INCOME (LOSS) PER SHARE:
   From continuing operations . . . . . . .   $      2.41  $     (1.60) $     (3.04) $      2.32  $      2.92
   From discontinued operations . . . . .               -         0.10        (2.36)        0.55         0.86
   Extraordinary credit . . . . . . . . . . . .         -            -         0.04         0.63         0.24
   From effect of accounting changes . .             0.35         5.31       (14.16)           -            -
   Net income (loss) . . . . . . . . . . . . .$      2.76  $      3.81  $    (19.52) $      3.50  $      4.02

Cash dividends per share . . . . . . . . . .            -            -            -            -            -
Average number of shares used to compute
    net income(loss) per share . . . . . .     17,421,013   17,333,516   17,292,945   17,237,448   17,161,808
Total assets . . . . . . . . . . . . . . . . .$ 1,001,935  $   958,691  $ 1,119,950  $ 1,100,274  $ 1,012,055
Long-term debt . . . . . . . . . . . . . . . .    204,770      186,629      216,949      129,562      160,988

                                                                  EXHIBIT (22)


               SUBSIDIARIES OF CLARK EQUIPMENT COMPANY (CLARK)



     Except as otherwise indicated below, the following corporations are wholly owned subsidiaries of Clark.


                                                 Jurisdiction of
                  Name (1)                       Incorporation

Clark Information Technologies Corporation       Michigan

Celfor Services Corporation                      Michigan
   Celfor Insurance Co., Ltd.                    Bermuda
   Celfor Insurance Company, Inc.                Illinois

Automotive Products Company                      Delaware
   Clark Automotive Products Corporation         Michigan
     CAPCO do Brasil Empreendimentos
     e Participacoes Ltda.                       Brazil
        Equipamentos Clark Ltda.                 Brazil

Clark Business Services Corporation              Michigan
   Clark Distribution Services Inc.              Michigan
     CDS Midwest, Inc.                           Michigan
     CDS South, Inc.                             Michigan
   Clark Equipment Belgium N.V.                  Belgium
   Clark Equipment of Canada Ltd.                Canada
   Clark-Hurth Components S.p.A. (2)             Italy
     Clark-Hurth Components S.A.R.L. (3)         France
   Clark-Hurth Components Marketing Company      Delaware
   Clark-Hurth Components Vertriebs GmbH         West Germany
   Melroe Equipment Limited                      Canada
   Melroe Parts Trading GmbH                     West Germany



(1) Where the name of a subsidiary is indented, it is wholly owned by its immediate parent listed at the margin above it, unless otherwise indicated.

(2) 95.8% owned by Clark Business Services Corporation, 4.2% owned by Antriebstechnick Ets.

(3) 95% owned by Clark-Hurth Components S.p.A. and 5% owned by Clark Business Services Corporation.

                                                               EXHIBIT (24)(a)






                      CONSENT OF INDEPENDENT ACCOUNTANTS






We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Clark Equipment Company Registration Statements on Form S-3 (No. 33-60062) and Form S-8 (Nos. 33-44275, 33-36188, 33-28226, 33-13081, 2-99369, 2-77136, 2-67529, 2-61096, 2-53948, 2-
39610, 2-24730, 2-17758 and 2-16146) of our report dated February 14, 1994 appearing on page 42 of the 1993 Annual Report to Stockholders of Clark Equipment Company which is incorporated by reference in this Annual Report on Form l0-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules of Clark Equipment Company, which appears on page 14 of this Form 10-K. We also consent to the incorporation by reference of our reports on the Combined Financial Statements and the Financial Statement Schedules of VME Group N.V., which appear on pages 21 and 42 of this Form 10-K.




/s/ Price Waterhouse

Price Waterhouse
South Bend, Indiana
March 30, 1994

                                                               EXHIBIT (24)(b)







                      CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to incorporation by reference in the Clark Equipment Company Registration Statements on Form S-3 No. 33-60062 and on Form S-8 (Nos. 33-28226, 33-13081, 2-99369, 2-77136, 2-67529, 2-61096, 2-53948, 2-39610, 2-
24730, 2-17758, 2-16146, 33-36188 and 33-44275) of our report dated
February 23, 1994 relating to the consolidated financial statements of VME Holding Sweden AB and subsidiaries and the related financial statement schedules as of December 31, 1993 and 1992, and for each of the years in the three-year period ended December 31, 1993, which report is included in the 1993 Annual Report on Form 10-K of Clark Equipment Company.

Gothenburg, Sweden
March 21, 1994

/s/ KPMG Bohlins AB

KPMG Bohlins AB

                                                                  EXHIBIT (99)


                           CLARK EQUIPMENT COMPANY
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                            (DOLLARS IN THOUSANDS)


                                                       Twelve Months
                                                            1993

Earnings (Loss) Before Tax:

Clark-From Continuing Consolidated Operations           $  46,476

Clark's 50% Share of VME (Net of Clark Goodwill
Amortization and Other VME Related Expenses)            $  16,119

Total Pre-Tax Earnings (1)                              $  62,595


Fixed Charges:

Clark:
Interest Expense                                        $  21,506

Interest Portion of Rent Expense                        $   1,994

Clark's Share of VME:
Interest Expense                                        $  16,095

Interest Portion of Rent Expense                        $   2,832

Total Fixed Charges (2)                                 $  42,427

Earnings from Continuing Operations Before
Taxes and Fixed Charges (1 Plus 2)                      $ 105,022

Ratio of Earnings to Fixed Charges                           2.48
                                                        =========


NOTE:

Earnings to Fixed Charges have been determined based on Continuing Operations and have been computed by dividing Earnings before Income Taxes and Fixed Charges by Fixed Charges. Earnings before Tax includes the pre-tax income from Clark's Consolidated Continuing Operations and Clark's 50% share of VME's pre-tax income, net of Clark Goodwill Amortization related to its VME investment, and other expenses directly related to VME. Fixed Charges include Interest Expense relating to Clark's Consolidated Continuing Operations and Clark's 50% share of VME's interest. Fixed Charges also includes one-third of Clark Rentals for Consolidated Continuing Operations and Clark's 50% share of one-third of the VME Rentals. The Company believes that one-third of such Rentals constitutes a representative interest factor. Capitalized Interest has been excluded from Fixed Charges as it is immaterial.