Form 10-Q
period 1994-03-31
CLARK EQUIPMENT CO /DE/
filed 1994-05-13
CIK 109710

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934




For the Quarterly Period Ended                 Commission File Number:  1-5646
March 31, 1994


                           CLARK EQUIPMENT COMPANY
            (Exact name of registrant as specified in its charter)


Delaware
(State or other jurisdiction of                                     38-0425350
 incorporation or organization)              (IRS Employer Identification No.)

100 North Michigan Street                                                46634
P.O. Box 7008                                                       (Zip Code)
South Bend, Indiana
(Address of Principal
 Executive Offices)

Registrant's telephone number,
including area code:                                            (219) 239-0100



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,413,984 shares of $7.50 Par Value Common Stock were outstanding at the close of business on May 9, 1994.

                                     -1-
                                                     Total Number of Pages: 19
                                                     Exhibit Index at Page: 18

PART I  FINANCIAL INFORMATION


The following items are attached to this report:

     For Clark Equipment Company and Consolidated Subsidiaries:
          Statement of Income and Retained Earnings
          Balance Sheet
          Statement of Cash Flow
          Management's Discussion and Analysis of Financial Condition and Results of Operations

     For 50% Owned Company
          Selected Financial Data - VME Group, N.V.


PART II  OTHER INFORMATION

     Item 1.   Legal Proceedings

               In the Matter of Industrial Pretreatment Violations at Melroe Company, Gwinner, North Dakota

                    On October 5, 1992, the United States Environmental
               Protection Agency ("EPA") issued a Finding of Violation and Order for Compliance ("Order") which alleges that the Company has failed to comply with Section 306 and 307 of the Clean Water Act ("Act") and the regulations promulgated thereunder ("Regulations"). The Order alleges that certain metal finishing wastewaters generated at the Company's Melroe facility in Gwinner, North Dakota were discharged into the Publicly Owned Treatment Works ("POTW") operated by the City of Gwinner in violation of the applicable Regulations. The Order also alleges that the Company failed to comply with certain reporting requirements set forth in the Regulations. The Order requires the Company to comply with the discharge limitations for metal finishing wastewater and all related reporting requirements. The Company has taken all actions required of it under the Order.

                    On January 31, 1994, the Company received a letter
               from the U.S. Department of Justice indicating that it would be willing to settle its claim for civil penalties without litigation for $1.9 million. Settlement negotiations commenced with the government, but an agreement has not yet been reached.

                    On April 29, 1994, the U.S. filed suit against the
               Company in the United States District Court for the District of North Dakota. The complaint seeks (i) to permanently enjoin the Company to comply fully with all applicable requirements of the Act and Regulations and (ii) civil penalties against the Company of up to $25,000 per day for each violation for (a) alleged discharges of pollutants in violation of the effluent limitations contained in the pretreatment regulations, (b) failure to submit timely and complete reports and (c) a failure to sample and analyze its regulated wastewater prior to discharge into the POTW.

     Item 5.   Other Information

               Attached hereto as Exhibit (99) is a Computation of Registrant's Ratio of Earnings to Fixed Charges for the three months ended March 31, 1994.

     Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits

               (See attached Exhibit List and Index)


               (b) Reports on Form 8-K:

               1. The Registrant filed a Form 8-K and a Form 8-KA, each dated January 26, 1994 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS. This Form 8-K and 8-KA included Registrant's income statement and balance sheet for the fourth quarter of 1993 and the full year 1993.

                                 ***********




                                  SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 13, 1994                 By:   /s/ B. D. Henely
                                          B. D. Henely
                                          Vice President and General Counsel
                                          (Duly Authorized Officer)



Date:  May 13, 1994                 By:   /s/ W. N. Harper
                                          W. N. Harper
                                          Vice President and Controller
                                          (Principal Accounting Officer)

CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                                             For the Period Ended
(Amounts in Thousands, except per share data)      March 31
                                                1994      1993*

Net sales....................................$ 205,163 $ 163,027

Operating costs and expenses:
   Cost of goods sold......................... 162,087   129,223
   Selling, general and
      administrative expenses.................  25,547    22,210
                                               187,634   151,433
Operating income..............................  17,529    11,594

Other income, net.............................   7,016     2,421
Interest expense..............................  (5,570)   (4,899)
Pre-tax income from consolidated operations...  18,975     9,116
Provision for income taxes....................   6,659     2,107
Income from consolidated operations...........  12,316     7,009
Equity in net income (loss)
   of associated company......................  13,149    (5,222)
Income from continuing operations.............  25,465     1,787
Income from discontinued operations...........   1,439       817
Income before effect of
   change in accounting principle.............  26,904     2,604
Effect of accounting change--income taxes.....       -     6,150
Net income....................................  26,904     8,754

Add: Income retained
      at beginning of period..................  92,708    44,869
Deduct: Excess cost of treasury shares issued
 over the cost of certain employee benefits..        0        72
Income retained at end of period.............$ 119,612 $  53,551

Income per share:
   From continuing operations................$    1.46 $     .10
   From discontinued operations...............     .08       .05
   From effect of accounting change...........       -       .35
   Net income................................$    1.54 $     .50

Average number of shares......................  17,449    17,359
Number of shares outstanding
   at end of period...........................  17,411    17,362

* Restated to reflect the deconsolidation of the automotive business.

See Notes to Financial Statements

      CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET
                                                       Amounts in Thousands
                                                       Mar. 31,   Dec. 31,
                                                         1994      1993
ASSETS                                                 Unaudited  Audited
Current Assets:
Cash, cash equivalents and short-term investments.....$ 245,447  $ 235,828
Accounts and notes receivable........................    83,377     77,103
Accounts receivable from associated companies........     1,932      3,543
Refundable income taxes..............................     1,120      2,041
Inventories:
   Raw materials.....................................    25,672     32,212
   Work-in-process and finished goods................    50,574     65,928
   Manufacturing supplies............................     3,923     10,480
          Total inventory............................    80,169    108,620
Investment in discontinued operations-automotive ....    65,936          0
Deferred tax assets..................................    27,865     29,202
Other current assets.................................     5,801      5,434
          Total current assets.......................   511,647    461,771
Investments and advances - VME Group N.V.............   135,235    122,106
Deferred tax assets - net............................   101,018    101,018
Property, plant and equipment - at cost..............   348,056    487,330
Less accumulated depreciation........................   186,110    285,406
          Net property, plant and equipment..........   161,946    201,924
Assets held for sale ................................     8,644      6,765
Goodwill.............................................    68,830     67,461
Other assets.........................................    41,671     40,890
                                                     $1,028,991 $1,001,935
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable........................................$   27,710   $ 22,512
Accounts payable and accruals......................      97,402    115,333
Accrued payrolls, social security and general taxes.     37,257     34,809
Accrued postretirement benefits - current...........     20,412     19,560
Taxes on income.....................................      5,256      4,139
Deferred income taxes...............................        992        800
Current installments on long-term debt..............      9,802      9,612
          Total current liabilities.................    198,831    206,765
Long-term debt......................................    204,581    204,770
Other non-current liabilities.......................     78,446     74,686
Accrued postretirement benefits.....................    234,695    233,239
Deferred income taxes...............................     14,469     14,322
          Total liabilities.........................    731,022    733,782
Stockholders' Equity:
Preferred stock - authorized 3,000,000 shares at
$1.00 par value - none issued.......................       -           -
Capital stock common - authorized 40,000,000 shares
   at $7.50 par value - issued 19,194,334 shares at
   March 31, 1994 and December 31, 1993,respectively.   143,958    143,958
Capital in excess of par value of stock............     179,697    179,582
Retained earnings..................................     119,612     92,708
Cumulative translation and other adjustments.......     (64,539)   (67,083)
                                                        378,728    349,165
Less, common stock held in treasury, at cost
   1,783,318 shares and 1,792,431 shares at March 31,
   1994 and December 31, 1993,respectively.........     (49,475)   (49,728)
Less, unallocated LESOP shares purchased with debt -
   1,009,155 shares at March 31, 1994 and December 31,
   1993, respectively..............................     (31,284)   (31,284)
          Total stockholders' equity...............     297,969    268,153
                                                     $1,028,991 $1,001,935
See Notes to Financial Statements      - 6 -

CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS

Three months ended March 31
                                                           Amounts in Thousands
                                                             1994      1993
                                                           Unaudited Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................... $ 26,904   $  8,754
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Effect of accounting changes........................        0     (6,150)
     Depreciation........................................    9,256      9,387
     Amortization of intangibles.........................      464        527
     Exchange gain.......................................   (1,462)    (1,825)
     Employee benefit expense funded with treasury stock.      253        243
     Loss(earnings) of unconsolidated companies..........  (13,149)     5,222
     Increase in receivables and other current assets....  (36,441)   (31,473)
     Decrease in refundable income taxes.................    2,423          0
     Decrease in inventory...............................    6,445        580
     Decrease in net deferred tax assets.................      267        203
     Increase in payables and accruals...................   19,492      6,971
     Increase in other non-current assets................     (715)      (592)
     Increase(decrease) in other long-term liabilities...    4,910     (5,751)
     Other...............................................       (1)       (41)
     Net cash provided(used) by operating activities.....   18,646    (13,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties..................................   (9,930)    (4,586)
Sales of properties......................................      288         90
Increase in short-term investments.......................  (21,300)    (8,500)
Decrease(increase) in investments and advances
                  --associated companies.................       (1)     4,014
     Net cash used in investing activities...............  (30,943)    (8,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term borrowings........................        0        173
Payments on long-term debt...............................     (417)    (7,800)
Increase in notes payable--current.......................    4,566      3,369
Other....................................................      115         13
     Net cash provided(used) in financing activities.....    4,264     (4,245)

Effect of exchange rate changes on cash..................   (3,648)       (91)

Decrease in cash and cash equivalents....................  (11,681)   (27,263)
Cash and cash equivalents at beginning of year...........   35,228     71,024
Cash and cash equivalents at end of period...............   23,547     43,761
Short-term investments (cost approximates market)........  221,900    129,400
Cash, cash equivalents and short-term investments........ $245,447  $ 173,161

See Notes to Financial Statements

            CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

General Information

These financial statements have been prepared from the unaudited financial records of the Registrant (also referred to herein as the "Company" or "Clark"). The statements should be read in conjunction with the Company's 1993 Annual Report filed on Form 10-K. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been reflected.

Net income per share amounts are in dollars, based on the average number of shares outstanding for the period, taking into account the dilutive effect of common stock equivalents under the Registrant's stock option plans. The number of shares used to compute net income per share for the three month period ended March 31, 1994 and March 31, 1993, were 17,449,303 and 17,359,071, respectively. There were no dividends paid during the three months ending March 31, 1994, or March 31, 1993.

850 shares of common stock were reserved for issuance pursuant to the exercise of outstanding options under the 1975 Stock Option Plan at March 31, 1994. Options for 850 shares were outstanding under the 1975 Stock Option Plan on the same date. 171,301 shares of common stock were reserved for issuance pursuant to the exercise of options under the 1985 Stock Option Plan on the same date. Options for 171,301 shares were outstanding under the 1985 Stock Option Plan on March 31, 1994.

Recent Developments

On February 23, 1994, Clark Automotive Products Corporation (CAPCO), a wholly-owned subsidiary of the Company, which manufactures on-highway transmissions in Brazil for sale in Brazilian and U.S. markets, filed a Registration Statement with the Securities and Exchange Commission for an initial public offering of 10,000,000 shares of its common stock. Of these 10,000,000 shares, 9,174,194 were to be sold by the Company and 825,806 by CAPCO. In addition, the Company granted the underwriters an option to purchase up to an additional 1,000,000 shares of stock, exercisable no later than June 6, 1994, to cover over-allotments. On May 6, 1994, the Offerings were underwritten by First Boston, Merrill Lynch and a syndicate of other investment banks. The impact of the sale will be reflected in the Company's financial statements in the second quarter of 1994. If the underwriters do not exercise their over-allotment option, the Company will retain an ownership interest in CAPCO of approximately 9%.

CAPCO has been deconsolidated in the Statements of Income and has been reflected as a discontinued operation for the three months ended March 31 for both 1994 and 1993. The net assets of CAPCO have been deconsolidated as of March 31, 1994 and are included in the Balance Sheet as of that date in the caption entitled "Investment in Discontinued Operations-Automotive."

On April 20, 1994, Clark signed a definitive agreement to purchase Blaw-Knox Construction Equipment Corporation, a leading producer of asphalt road-paving equipment, from White Consolidated Industries, a wholly-owned subsidiary of AB Electrolux of Sweden. The aggregate purchase price will be approximately $144 million. Blaw-Knox's sales in 1993 were approximately $87 million. It is expected that the transaction will be completed in the second quarter of 1994. The results of Blaw-Knox will be included in Clark's consolidated financial statements subsequent to the completion of the purchase.

Contingencies

The Company is self-insured with respect to product liability risk, although insurance coverage is obtained for catastrophic losses. The Company has pending approximately 69 claims, with respect to which approximately 42 suits have been filed alleging damages for injuries or deaths arising from accidents involving products manufactured by the Company's continuing operations. In the aggregate, these claims could be material to the Company. At March 31, 1994, the Company had reserves of approximately $11 million related to product liability exposures.

The Company is involved in numerous other lawsuits arising out of the ordinary conduct of its business. These lawsuits pertain to various matters, including warranties, civil rights, safety, anti-trust, and other issues. The ultimate results of these claims and proceedings at March 31, 1994 are subject to a high degree of estimation and cannot be determined with complete precision. However, in the opinion of management, either adequate provision for anticipated costs has been made through insurance coverage or accruals, or the ultimate costs will not materially affect the consolidated financial position of the Company.

The Company has given certain guarantees to third parties and has entered into certain repurchase arrangements relating to product distribution and product financing activities involving the Company's continuing operations. As of March 31, 1994, guarantees are approximately $21 million and repurchase arrangements relating to product financing by an independent finance company approximate $72 million.

It is not practicable to determine the additional amount subject to repurchase solely under dealer distribution agreements. Under the repurchase arrangements, when dealer terminations do occur, a newly selected dealer generally assumes the assets of the prior dealer and any related financial obligations. Accordingly, the risk of loss to the required repurchaser is minimal, and historically Clark has incurred only immaterial losses relating to these arrangements.

The Company is or may be liable for other matters, including contingencies related to the sale of CMHC and environmental issues (see pages 12 - 14 "Management's Discussion and Analysis of Operations").

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
General Overview:

Recent Developments

On February 23, 1994, Clark Automotive Products Corporation (CAPCO), a wholly-owned subsidiary of the Company, which manufactures on-highway transmissions in Brazil for sale in Brazilian and U.S. markets, filed a Registration Statement with the Securities and Exchange Commission for an initial public offering of 10,000,000 shares of its common stock. Of these 10,000,000 shares, 9,174,194 were to be sold by the Company and 825,806 by CAPCO. In addition, the Company granted the underwriters an option to purchase up to an additional 1,000,000 shares of stock, exercisable no later than June 6, 1994, to cover over-allotments. On May 6, 1994, the Offerings were underwritten by First Boston, Merrill Lynch and a syndicate of other investment banks. The impact of the sale will be reflected in the Company's financial statements in the second quarter of 1994. If the underwriters do not exercise their over-allotment option, the Company will retain an ownership interest in CAPCO of approximately 9%.

CAPCO has been deconsolidated in the Statements of Income and has been reflected as a discontinued operation for the three months ended March 31 for both 1994 and 1993. The net assets of CAPCO have been deconsolidated as of March 31, 1994 and are included in the Balance Sheet as of that date in the caption entitled "Investment in Discontinued Operations-Automotive."

On April 20, 1994, Clark signed a definitive agreement to purchase Blaw-Knox Construction Equipment Corporation, a leading producer of asphalt road-paving equipment, from White Consolidated Industries, a wholly-owned subsidiary of AB Electrolux of Sweden. The aggregate purchase price will be approximately $144 million. Blaw-Knox's sales in 1993 were approximately $87 million. It is expected that the transaction will be completed in the second quarter of 1994. The results of Blaw-Knox will be included in Clark's consolidated financial statements subsequent to the completion of the purchase.

Summarized Discussion of First Quarter Performance

Clark Equipment Company recorded significantly improved profits in the first quarter of 1994. Net earnings increased to $26.9 million, or $1.54 per share, compared with net income of $8.8 million, or $0.50 per share recorded in the first quarter of 1993. Included in the 1993 results was income of $6.2 million, or $0.35 per share, related to a change in accounting for income taxes from the Company's investment in VME Group N.V. Two special off-setting, pre-tax items, each approximating $4.0 million, were recorded in the first quarter of 1994. These included an expense related to stock appreciation rights, and a gain on the sale of certain overseas bonds whose value had been written down in previous years.

Clark's net income for consolidated continuing operations, which consist of Melroe and Clark-Hurth Components, improved approximately 75.7 percent in the first quarter of 1994 compared with 1993 results, reflecting increased sales and margins. Sales in 1994 increased 25.9 percent over 1993 and Clark reported net income from consolidated continuing operations of $12.3 million compared with $7.0 million for the first quarter of 1993. VME,

Clark's 50-percent-owned joint venture, improved substantially. Clark's share of VME's net operating income increased to $13.1 million compared to a first quarter 1993 loss of $5.2 million. Higher unit and spare parts sales and increased manufacturing capacity utilization contributed to the gain. For the three months of 1994, Clark reported income from continuing operations of $25.5 million, or $1.46 per share, compared to income of $1.8 million, or $0.10 per share, in the comparable period of 1993. Discontinued operations, which represents the operations of CAPCO, reflected first quarter net income of $1.4 million, or $0.08 per share, in 1994 and $0.8 million, or $0.05 per share, in 1993.

Results of Operations:

Sales in the first quarter of 1994 were $205.2 million compared with $163.0 million in the first quarter of 1993. The consolidated sales increase of $42.2 million relates mostly to volume improvements. Minor price increases also contributed to the sales improvement. Unfavorable foreign currency translation impacts decreased sales by about $3.2 million.

Strength in North American construction machinery markets was the primary cause of the first quarter 1994 sales increase. Selected European markets also showed some improvement. North American sales increased by $37.7 million, or 36.6 percent in the first quarter of 1994 when compared with the first quarter of 1993 and overseas sales increased $4.5 million, or
7.5 percent when comparing the same period.

Gross margins were $43.1 million, or 21.0 percent of sales in the first quarter of 1994 compared with $33.8 million, or 20.7 percent of sales in the same period of 1993. The $9.3 million margin increase was principally the result of higher sales. Foreign currency translation and exchange results included in cost of sales were losses of $0.2 million in 1994 and gains of $2.5 million in 1993.

Selling, general and administrative expenses were $25.5 million or 12.5 percent of sales in the first quarter of 1994 compared with $22.2 million or 13.6 percent of sales in the first three months of 1993. The increase in expenditures was principally related to expense associated with stock appreciation rights.

Operating income from continuing consolidated operations increased about 51 percent to $17.5 million from the 1993 first quarter level of $11.6 million. This increase is attributable to the above mentioned effects of higher sales and higher gross margins, partially offset by increases in selling, general and administrative expenses.

Other income increased by $4.6 million from the first quarter 1993 level to $7.0 million. This resulted from an increase of $0.5 million in interest income and a gain of about $4.1 million on the sale of certain overseas bonds whose value had been written down in previous years.

Interest expense increased approximately $0.7 million in the first quarter of 1994 when compared to the same period of 1993 due to higher average debt balances outstanding in 1994.

Pre-tax income from consolidated continuing operations in the first quarter of 1994 was $19.0 million compared to $9.1 million for the same period of 1993. The improved results reflect higher sales and improved gross margins.

Tax provisions of $6.7 million and $2.1 million were recorded in the respective first three month periods of 1994 and 1993. The effective tax rate in the first quarter of 1994 was 35.1 percent which approximates the statutory rate. The 1993 rate of 23.1 percent was lower than the U.S. statutory rate because of expected utilization of certain foreign net operating loss carryforwards and U.S. capital loss carryforwards.

Through March 31, 1994, Clark has recorded equity income in VME of $13.1 million. This compares to a loss of $5.2 million in the first quarter period of 1993. VME's consolidated sales for the first quarter increased by 16 percent to $327.6 million compared to last year. Higher unit and spare parts sales and increased manufacturing capacity utilization drove the gain. Market conditions in North America continued to strengthen in all product lines and selected markets in Western Europe, such as Great Britain and Scandinavia, also improved. The German market, though down, has been above expectations.

Results from continuing operations, which includes the results of VME, were income of $25.5 million and $1.8 million, respectively, in the first quarter of 1994 and 1993.

Discontinued operations, which represents the operations of CAPCO, reflected first quarter net income of $1.4 million in 1994 and $0.8 million in 1993.

Including the discontinued operations, but before the effect of a change in accounting principles, Clark recorded income of $26.9 million, or $1.54 per share, in the first quarter of 1994 and $2.6 million or $0.15 per share, for the same period of 1993. Also, effective January 1, 1993, VME adopted FAS No. 109, "Accounting for Income Taxes" and Clark's 50 percent share of the impact of the accounting change was $6.2 million, or $0.35 per share. In the aggregate, Clark recorded net results of $8.8 million, or $0.50 per share, for the first quarter of 1993.

Contingencies:

Environmental

The Company is involved in environmental clean-up activities or litigation in connection with nine former waste disposal sites and four U.S. former plant locations. The Company is also involved in an environmental clean-up action at one current overseas location.

At each of the nine waste disposal sites, Clark contracted with independent waste disposal operators to properly handle the disposal of its waste. The Environmental Protection Agency (EPA) also has identified other parties responsible for clean-up costs at the waste disposal sites. The Company has and will continue to accrue these costs when the liability can be reasonably estimated. As of March 31, 1994, the Company had reserves of approximately $16.2 million for potential future environmental clean-up costs. The environmental reserves represent Clark's current estimate of its liability for environmental clean-up costs and are not reduced by any possible recoveries from insurance companies or other potentially responsible parties not specifically identified by the EPA. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Further, management believes that the additional maximum exposure level in excess of the recorded reserve level would not be material to the financial condition of the Company. Although settlement of the reserves will cause future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. The Company's 1994 expenditures relating to environmental compliance and clean-up activities are insignificant.

Sale of CMHC

The Company sold its forklift truck business, CMHC, to Terex on July 31, 1992. As part of the sale, Terex and CMHC assumed substantially all of the obligations of the Company relating to the CMHC operations, including:
1) contingent liabilities of the Company with respect to floor plan and rental repurchase agreements, 2) certain guarantees of obligations of third parties, and 3) existing and future product liability claims involving CMHC products. In the event that Terex and CMHC fail to perform or are unable to discharge any of the assumed obligations, the Company could be required to discharge such obligations.

     1) Repurchase Agreements

     At the time of the sale, the Company had agreed with an independent finance company to repurchase approximately $220 million of CMHC dealer floor plan and rental inventory in the event of a default by individual dealers for whom the inventory is financed. Since the sale, dealer floor plan and rental inventory obligations have been liquidating in the normal course of business and stand at approximately $70 million at March 31, 1994. These obligations will continue to liquidate in an orderly fashion. The Company will not be required to perform these repurchase obligations unless the dealer defaults in the underlying obligations and Terex and CMHC default in their repurchase obligations. Should that occur, the collateral value securing the obligations should be sufficient to reduce any loss to an immaterial amount.

     2) Third Party Guarantees

     The Company has guaranteed approximately $23 million of obligations of third parties relating to the CMHC operation. Approximately $15 million of these guarantees relate to national account rental arrangements with a number of large creditworthy customers. Approximately $8 million relates to capital loans given by a finance company to independent CMHC dealers, which are secured by a lien on all of the dealer's assets. These guaranteed obligations are expected to liquidate over time. The Company believes, based on past experience, that the national account customers and dealers, who are the primary obligors, will meet their obligations, resulting in immaterial losses to the Company regardless of whether CMHC and Terex are able to perform their obligations.

     3) Product Liability Claims

     CMHC had approximately $45 million of reserves relating to existing product liability claims at the time of the sale. Future accidents will likely occur, which will result in increased product liability exposure over time. The Company will incur losses relating to these product liability claims if CMHC and Terex fail to perform their obligations. The impact of any such losses would be mitigated by available tax benefits and by insurance coverage that is available for catastrophic losses. Cash settlement of product liability claims are generally made over extended periods of time, thereby significantly reducing the impact of cash flow in any one year.

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

Other:

Clark has certain other contingent liabilities which have arisen in the normal course of business. These are discussed further in the Notes to the Financial Statements on page 9.

Liquidity and Capital Resources:

At March 31, 1994, the Company's cash and short-term investments amounted to $245.4 million compared with $235.8 million at December 31, 1993. The increase in cash is principally due to cash flow from operations in the first quarter of 1994. The Company expects to spend $144 million of cash in the second quarter to fund the acquisition of Blaw-Knox and expects net proceeds of $98 million will be received from the sale of CAPCO.

On April 6, 1994, the Company entered into a $100 million Master Credit Agreement with nine banks. The new agreement has a term of three years and replaces a previous agreement of $66.2 million. There were no outstanding borrowings under the Company's line of credit as of March 31, 1994. On May 6, 1994, the Company borrowed $40 million for a two week term under the

$100 million Master Credit Agreement. This amount will be used to temporarily fund a portion of the purchase price of the Blaw-Knox acquisition until maturity of certain of the Company's short term investments.

The Company believes that it has adequate liquidity either through cash reserves, its line of credit, or through its access to public and private markets to meet its operating needs and strategic objectives.

Capital Investment (Including Clark Automotive Products Corporation):

Capital expenditures were $9.9 million in the first quarter of 1994 as compared to $4.6 million in the first three months of 1993. A comparative breakdown of expenditures is as follows:

                                              In Millions
                                             1994      1993
By Type:
.  Capital facilities and equipment          $8.7      $3.7
.  Tooling                                    1.2       0.9
     Total                                   $9.9      $4.6

By Location:
.  North America                             $2.9      $3.2
.  Foreign locations                          7.0       1.4
     Total                                   $9.9      $4.6

Depreciation of fixed assets was $9.3 million in the first quarter of 1994 as compared to $9.4 million in the first quarter of 1993.

Capitalization:

At March 31, 1994, debt as a percentage of total capitalization (total debt and stockholders' equity) was 44.8 percent compared with 46.9 percent at December 31, 1993. The improvement in the ratio relates to increased stockholders' equity, principally, the current year income of $26.9 million. Total debt at March 31, 1994 increased to $242.1 million from the December 31, 1993, level of $236.9 million. Stockholders' equity per share was $17.11 at March 31, 1994 and $15.41 at December 31, 1993.

                   SELECTED FINANCIAL DATA - VME GROUP N.V.


In 1985 a joint venture was formed combining the construction machinery businesses of Clark Equipment Company and AB Volvo of Sweden. VME Group N.V. (VME) is owned 50 percent each by Clark and Volvo as a result of their contribution of ownership in their construction machinery subsidiaries VME Americas Inc. (then Clark Michigan Company) and VME Holding Sweden AB (then Volvo BM AB), respectively.

Following are condensed consolidated financial data of VME Group N.V. (amounts in millions):

Three Month Period ended March 31:            1994      1993

Sales                                        $327.6    $282.5

Income (loss) before income taxes
  and changes in accounting principle          40.3     (11.3)

Provision (credit) for income taxes            13.5      (1.3)

Income (loss) before change in
  accounting principle                         26.8     (10.0)

Effect of change in accounting principle         -       12.3

Net income                                   $ 26.8    $  2.3

VME's sales during the first quarter of 1994 were $327.6 million, an increase of $45.1 million from the $282.5 million recorded in the first quarter of 1993. The market demand for construction equipment continued to strengthen in North America and Great Britain and the German market was also stronger. Other major markets for VME were stable.

The net income of $26.8 million in the first quarter of 1994 compares to a net income of $2.3 million in the same period of 1993, a change of $24.5 million.

Comparing the first quarter of 1994 and 1993, the improvement in operating results is mainly due to the following:

  -  Higher production and sales volumes

  -  Improved price realization

  -  Reduced overhead expenses in both distribution and manufacturing

  -  Gains on forward exchange contracts


In the first quarter of 1993, VME Group adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and FAS No. 109, "Accounting for Income Taxes".

VME elected to recognize its estimated obligations under FAS No. 106 on a transitional basis over 20 years. A net charge of $0.7 million is included in each of the first quarter results of 1994 and 1993.

The impact in 1993 of the change in accounting principle relating to FAS No. 109 was $12.3 million.

Total assets of VME were $854.5 million at the end of March 1994, a slight reduction from $868.7 million in March 1993.

                           EXHIBITS LIST AND INDEX



                                               Filed Herewith Unless
Exhibit         Description                    Otherwise Indicated

(4)(a)    $100,000,000 Master Credit    Pursuant to paragraph (4)(iii)(A)
          Agreement with Chemical       of Item 601(b) of Regulation S-K,
          Bank, as Agent dated as of    Registrant agrees to furnish a
          April 6, 1994                 copy of this agreement to the
                                        Securities and Exchange Commission
                                        upon request

(10)(a)   Clark Equipment Company       Incorporated by reference to
          Stock Acquisition Plan for    Exhibit A to Registrant's Proxy
          Non-Employee Directors        Statement for the Annual Meeting
                                        of Stockholders held on May 10,
                                        1994

(10)(b)   Clark Equipment Company       Incorporated by reference to
          1994 Long Term Incentive      Exhibit B to Registrant's Proxy
          Plan                          Statement for the Annual Meeting
                                        of Stockholders held on May 10,
                                        1994

(99)      Page 19                       Computation of Ratio of Earnings
                                        to Fixed Charges for the three
                                        months ended March 31, 1994

                                                                  EXHIBIT (99)

                           CLARK EQUIPMENT COMPANY
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                            (DOLLARS IN MILLIONS)
                                                                  Three Months
                                                                      1994
Earnings Before Tax:

Clark - From Continuing Consolidated Operations                    $19.0

Clark's 50% Share of VME (Net of Clark Goodwill
Amortization and Other VME Related Expenses)                        19.8

Total Pre-Tax Earnings (1)                                         $38.8

Fixed Charges:

Clark:
Interest Expense                                                   $ 5.6
Interest Portion of Rent Expense                                     0.5

Clark's Share of VME:
Interest Expense                                                     2.7
Interest Portion of Rent Expense                                     0.7

Total Fixed Charges (2)                                            $ 9.5

Earnings from Continuing Operations before Taxes
and Fixed Charges (1 Plus 2)                                       $48.3

Ratio of Earnings to Fixed Charges                                  5.08
                                                                 =======

Note:

Earnings to fixed charges have been determined based on continuing operations and have been computed by dividing earnings before income taxes and fixed charges by fixed charges. Earnings before tax include the pre-tax income from Clark's consolidated continuing operations and Clark's 50% share of VME's pre-tax income, net of Clark goodwill amortization related to its VME investment, and other expenses directly related to VME. Fixed charges include interest expense relating to Clark's consolidated continuing operations and Clark's 50% share of VME's interest. Fixed charges also include one-third of Clark rentals for consolidated continuing operations and Clark's 50% share of one-third of the VME rentals. The Company believes that one-third of such rentals constitutes a representative interest factor. Capitalized interest has been excluded from fixed charges as it is immaterial.