Form 10-Q
period 1994-06-30
CLARK EQUIPMENT CO /DE/
filed 1994-08-15
CIK 109710

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934




For the Quarterly Period Ended                 Commission File Number:  1-5646
June 30, 1994


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


Yes  X    No____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,396,906 shares of $7.50 Par Value Common Stock were outstanding at the close of business on August 8, 1994.




                                     -1-
                                                     Total Number of Pages: 27
                                                     Exhibit Index at Page: 21

PART I  FINANCIAL INFORMATION

The following items are attached to this report:

     For Clark Equipment Company and Consolidated Subsidiaries:
          Statement of Income and Retained Earnings
          Balance Sheet
          Statement of Cash Flows
          Management's Discussion and Analysis of Financial Condition and Results of Operations

     For 50 Percent Owned Company
          Selected Financial Data - VME Group, N.V.


PART II  OTHER INFORMATION

     Item 1.   Legal Proceedings

               Burkeen et al. v Clark Equipment Company

               On March 26, 1993, James R. Burkeen, Betty F. Burkeen and Burkeen Manufacturing Company filed a Complaint in the United States District Court for the Northern District of Mississippi. The Complaint alleged fraud, negligent misrepresentation, breach of contract, breach of duty of good faith and fair dealing, breach of warranty and tortious interference with contract and business relations in connection with Registrant's sale of its trencher equipment business to Burkeen Manufacturing Company in December of 1991. Burkeen Manufacturing Company sought compensatory damages of $40,000,000, James R. Burkeen and Betty F. Burkeen sought compensatory damages of $5,000,000 and all plaintiffs sought punitive damages of $90,000,000.

               The Registrant filed an Answer denying liability and a Counterclaim seeking recovery of certain amounts owed by Burkeen Manufacturing Company in connection with the sale.

               In June of 1994, this lawsuit was settled on terms which are not material to Registrant's financial condition or results of operations.

     Item 4.   Submission of Matters to a Vote of Security Holders

               The Registrant held its Annual Meeting of Stockholders on May 10, 1994. At this meeting, the following matters were submitted to a vote of the stockholders: (1) the election of directors; (2) the ratification of the appointment of Price Waterhouse as the Registrant's independent accountants for the fiscal year ended December 31, 1994;
               (3) the approval of the Clark Equipment Company 1994 Long Term Incentive Plan and (4) the approval of the Clark Equipment Company Stock Acquisition Plan for Non-Employee Directors. Set forth below is a summary of the results of the stockholders' vote on these items:

                                         Number of
                              Number of  Votes Against  Absten-  Broker
                              Votes For  or Withheld    tions    Non-Votes

     (1)  Election of Directors

          James C. Chapman    14,662,821    94,074         0         0
          Donald N. Frey      14,649,358   107,537         0         0
          James A.D. Geier    14,662,352    94,543         0         0
          Gaynor N. Kelley    14,665,730    91,165         0         0
          Leo J. McKernan     14,653,653   103,242         0         0
          Ray B. Mundt        14,665,296    91,599         0         0
          Frank M. Sims       14,662,268    94,627         0         0

     (2)  Ratification of     14,656,269    36,944      63,682       0
          Appointment of
          Price Waterhouse

     (3)  Approval of Clark   10,489,294 2,377,838     492,357   1,397,406
          Equipment Company
          1994 Long-Term
          Incentive Plan

     (4)  Approval of Clark   11,863,530   991,438     504,521   1,397,406
          Equipment Company
          Stock Acquisition
          Plan for Non-
          Employee Directors

     Item 5.   Other Information

               Attached hereto as Exhibit (99) is a Computation of Registrant's Ratio of Earnings to Fixed Charges for the six months ended June 30, 1994.

     Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits

               (See attached Exhibit List and Index)

               (b) Reports on Form 8-K:

               1. The Registrant filed a Form 8-K dated April 20, 1994 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

               2. The Registrant filed a Form 8-K dated April 25, 1994 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS. This Form 8-K included Registrant's income statement and balance sheet for the period ended March 31, 1994.

               3. The Registrant filed a Form 8-K dated May 16, 1994 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

               4. The Registrant filed a Form 8-K dated May 27, 1994 reporting on Item 2, ACQUISITION OR DISPOSITION OF ASSETS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS.

               5. The Registrant filed a Form 8-K dated May 27, 1994 reporting on Item 2, ACQUISITION OR DISPOSITION OF ASSETS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS. This Form 8-K included the following financial statements: (a) pro forma income statements of the Registrant for the years ended December 31, 1993, 1992 and 1991 which reflect the deconsolidation of Clark Automotive Products Corporation ("CAPCO") and (b) a pro forma balance sheet of Registrant as of March 31, 1994 which reflects the deconsolidation of CAPCO.

                                 ***********




                                  SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 15, 1994              By:   /s/ B. D. Henely
                                          B. D. Henely
                                          Vice President, General Counsel
                                            and Secretary
                                          (Duly Authorized Officer)



Date:  August 15, 1994              By:   /s/ W. N. Harper
                                          W. N. Harper
                                          Vice President and Controller
                                          (Principal Accounting Officer)

CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                                                  For the Period Ended June 30,
(Amounts in Thousands, except per share data)   Second Quarter        Six Months
                                                1994      1993*      1994      1993*
Net sales....................................$ 242,525 $ 187,333  $ 447,688 $ 350,360

Operating costs and expenses:
   Cost of goods sold......................... 190,035   147,038    352,122   276,261
   Selling, general and
      administrative expenses.................  28,993    25,111     54,540    47,321
                                               219,028   172,149    406,662   323,582
Operating income..............................  23,497    15,184     41,026    26,778

Other income, net.............................   2,845     2,748      9,861     5,169
Interest expense..............................  (4,661)   (5,693)   (10,231)  (10,592)
Pre-tax income from consolidated operations...  21,681    12,239     40,656    21,355
Provision for income taxes....................   7,417     3,886     14,076     5,993
Income from consolidated operations...........  14,264     8,353     26,580    15,362
Equity in net income (loss)
   of associated company......................  15,488       888     28,637    (4,334)
Income from continuing operations.............  29,752     9,241     55,217    11,028
Discontinued operations:
   Income (loss) from operations..............    (164)    1,558      1,275     2,375
   Gain on sale...............................  32,884         0     32,884         0
Income from discontinued operations...........  32,720     1,558     34,159     2,375
Income before effect of
   change in accounting principle.............  62,472    10,799     89,376    13,403
Effect of accounting change--income taxes.....       -         -          -     6,150
Net income....................................  62,472    10,799     89,376    19,553

Add: Income retained
      at beginning of period.................. 119,612    53,551     92,708    44,869
Deduct: Excess cost of treasury shares issued over
   the cost of certain employee benefits......       0         4          0        76
Income retained at end of period.............$ 182,084 $  64,346  $ 182,084 $  64,346

Income per share:
   From continuing operations................$    1.71 $     .53  $    3.17 $     .63
   From discontinued operations...............    1.88       .09       1.96       .14
   From effect of accounting change...........       -         -          -       .35
   Net income................................$    3.59 $     .62  $    5.13 $    1.12

Average number of shares......................  17,399    17,438     17,424    17,418
Number of shares outstanding
   at end of period...........................  17,394    17,368     17,394    17,368

* Restated to reflect the deconsolidation of the automotive business.

See Notes to Financial Statements
                                                - 6 -

CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET
                                                                    Amounts in Thousands
                                                                   Jun. 30,        Dec. 31,
                                                                     1994            1993
ASSETS                                                            Unaudited        Audited
Current Assets:
Cash, cash equivalents and short-term investments................$  225,452      $  235,828
Accounts and notes receivable....................................   113,272          77,103
Accounts receivable from associated companies....................       599           2,041
Refundable income taxes...........................................        0           3,543
Inventories:
   Raw materials.................................................    36,685          32,212
   Work-in-process and finished goods............................    75,963          65,928
   Manufacturing supplies........................................     4,076          10,480
          Total inventory........................................   116,724         108,620

Deferred tax assets..............................................    28,321          29,202
Other current assets.............................................     5,560           5,434
          Total current assets...................................   489,928         461,771

Investments and advances ........................................   164,271         122,106
Deferred tax assets - net........................................   105,718         101,018

Property, plant and equipment - at cost..........................   383,746         487,330
Less accumulated depreciation....................................   206,286         285,406
          Net property, plant and equipment......................   177,460         201,924

Assets held for sale ............................................     8,662           6,765
Goodwill.........................................................   169,338          67,461
Other assets.....................................................    33,219          40,890
                                                                 $1,148,596      $1,001,935
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable....................................................$   17,852      $   22,512
Accounts payable and accruals....................................   128,201         115,333
Accrued payrolls, social security and general taxes..............    30,432          34,809
Accrued postretirement benefits - current........................    20,412          19,560
Taxes on income..................................................    12,078           4,139
Deferred income taxes............................................     4,348             800
Current installments on long-term debt...........................    20,100           9,612
          Total current liabilities..............................   233,423         206,765

Long-term debt...................................................   194,657         204,770
Other non-current liabilities....................................    95,474          74,686
Accrued postretirement benefits..................................   239,921         233,239
Deferred income taxes............................................    15,986          14,322
          Total liabilities......................................   779,461         733,782

Stockholders' Equity:
Preferred stock - authorized 3,000,000 shares at $1.00 par
   value - none issued...........................................         -               -
Capital stock common - authorized 40,000,000 shares at
   $7.50 par value - issued 19,194,684 shares and 19,194,334 shares
   at June 30, 1994 and December 31, 1993, respectively..........   143,960         143,958
Capital in excess of par value of stock..........................   179,944         179,582
Retained earnings................................................   182,084          92,708
Cumulative translation and other adjustments.....................   (51,901)        (67,083)
                                                                    454,087         349,165
Less, common stock held in treasury, at cost - 1,800,410 shares and 1,792,431 shares at June 30, 1994 and
   December 31, 1993, respectively...............................   (53,668)        (49,728)
Less, unallocated LESOP shares purchased with debt -
   1,009,155 shares at June 30, 1994 and December 31,
   1993, respectively............................................   (31,284)        (31,284)
          Total stockholders' equity.............................   369,135         268,153
                                                                 $1,148,596      $1,001,935
See Notes to Financial Statements
                                                     - 7 -

CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS
Six months ended June 30
                                                                   Amounts in Thousands
                                                                   1994        1993
                                                                 Unaudited   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................$  89,376   $  19,553
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Effect of accounting changes...............................        0      (6,150)
     Depreciation...............................................   17,881      18,789
     Amortization of intangibles................................    1,286       1,061
     Net gain on sale of a business.............................  (32,884)          0
     Exchange (gain) loss.......................................    1,621      (1,921)
     Employee benefit expense funded with treasury stock........    1,351         403
     Loss (earnings) of unconsolidated companies................  (28,637)      4,334
     Increase in receivables and other current assets...........  (30,852)    (41,886)
     Decrease in refundable income taxes........................    3,543           0
     Decrease (increase) in inventory...........................   (5,915)      1,426
     Decrease in net deferred tax assets........................      274         681
     Increase in payables and accruals..........................   17,567      26,905
     Increase in postretirement benefit accruals................    3,198       1,251
     Decrease (increase) in other non-current assets............    9,141        (639)
     Increase (decrease) in other long-term liabilities.........    8,420      (3,699)
     Other......................................................      167          30
     Net cash provided by operating activities..................   55,537      20,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business (net of business' cash)..........  103,405           0
Cost of acquisition - net of cash acquired...................... (144,326)          0
Additions to properties.........................................  (18,121)    (10,252)
Sales of properties.............................................      446         421
Decrease (increase) in short-term investments...................   34,600     (40,600)
Decrease in investments and advances--associated companies......        0       3,959
     Net cash used in investing activities......................  (23,996)    (46,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term borrowings...............................       26      90,597
Payments on long-term debt......................................     (849)    (72,472)
Decrease in notes payable--current..............................   (6,484)     (1,167)
Proceeds from sale of stock under option plans..................       10           0
Other...........................................................    2,266         179
     Net cash provided (used) in financing activities...........   (5,031)     17,137

Effect of exchange rate changes on cash.........................   (2,286)      1,536

Increase (decrease) in cash and cash equivalents................   24,224      (7,661)
Cash and cash equivalents at beginning of year..................   35,228      71,024
Cash and cash equivalents at end of period......................   59,452      63,363
Short-term investments (cost approximates market)...............  166,000     161,500
Cash, cash equivalents and short-term investments...............$ 225,452   $ 224,863

See Notes to Financial Statements
                                                    - 8 -

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

Net income per share amounts are in dollars, based on the average number of shares outstanding for the period, taking into account the dilutive effect of common stock equivalents under the Registrant's stock option plans. The number of shares used to compute net income per share for the six month period ended June 30, 1994 and June 30, 1993, were 17,424,203 and 17,417,987, respectively. There were no dividends paid during the six months ending June 30, 1994 or June 30, 1993.

7,738 shares of common stock were reserved for issuance pursuant to the exercise of options under the 1985 Stock Option Plan on June 30, 1994. Options for 7,738 shares were outstanding under the 1985 Stock Option Plan on the same date.

Recent Developments

In the second quarter of 1994, the Company completed the sale of Clark Automotive Products Corporation ("CAPCO") to the public through an initial public offering. CAPCO was a business unit of Clark which manufactured transmissions, primarily for on-highway applications for sale in Brazil and North America. Clark sold approximately 91 percent of its interest in CAPCO and received net proceeds of approximately $103 million. A gain of approximately $33 million was realized on the sale. CAPCO has been included in the financial statements as a discontinued operation for all periods presented.

On May 13, 1994, the Company completed the purchase of Blaw-Knox Construction Equipment Corporation ("Blaw-Knox") from White Consolidated Industries ("WCI"). Blaw-Knox is a leading manufacturer of asphalt pavers which are sold in North America and into other world markets. The preliminary purchase price was approximately $144 million. The purchase price is subject to final adjustment pursuant to the terms of the Agreement of Purchase and Sale between WCI and Clark. The balance sheet and the results of operations of Blaw-Knox are included in the consolidated accounts of Clark subsequent to the acquisition date. If Blaw-Knox had been consolidated with Clark from January 1, 1993, pro forma year-to-date sales would have been $486.3 million in 1994 and $395.8 million in 1993. Pro forma second quarter sales would have been $254.3 million in 1994 and $209.8 million in 1993. The Blaw-Knox acquisition as of an earlier date would not have materially affected Clark's net income from continuing operations in either 1994 or 1993.

Contingencies

The Company is self-insured with respect to product liability risk, although insurance coverage is obtained for catastrophic losses. The Company has pending approximately 78 claims, with respect to which approximately 42 suits have been filed alleging damages for injuries or deaths arising from accidents involving products manufactured by the Company's continuing operations. In the aggregate, these claims could be material to the Company. At June 30, 1994, the Company had reserves of approximately $12 million related to product liability exposures.

The Company is involved in numerous other lawsuits arising out of the ordinary conduct of its business. These lawsuits pertain to various matters, including warranties, civil rights, safety, anti-trust, and other issues. The ultimate results of these claims and proceedings at June 30, 1994 are subject to a high degree of estimation and cannot be determined with complete precision. However, in the opinion of management, either adequate provision for anticipated costs has been made through insurance coverage or accruals, or the ultimate costs will not materially affect the consolidated financial position of the Company.

The Company has given certain guarantees to third parties and has entered into certain repurchase arrangements relating to product distribution and product financing activities involving the Company's continuing operations. As of June 30, 1994, guarantees are approximately $23 million and repurchase arrangements relating to product financing by an independent finance company approximate $67 million.

It is not practicable to determine the additional amount subject to repurchase solely under dealer distribution agreements. Under the repurchase arrangements, when dealer terminations do occur, a newly selected dealer generally acquires the assets of the prior dealer and assumes any related financial obligations. Accordingly, the risk of loss to Clark is minimal, and historically Clark has incurred only immaterial losses relating to these arrangements.

The Company is or may be liable for other matters, including contingencies related to the sale of its forklift truck business, Clark Material Handling Company ("CMHC") and environmental issues (see pages 15 - 16 "Management's Discussion and Analysis of Operations").

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Overview:

Recent Developments

In the second quarter of 1994, the Company completed the sale of Clark Automotive Products Corporation ("CAPCO") to the public through an initial public offering. CAPCO was a business unit of Clark which manufactured transmissions, primarily for on-highway applications for sale in Brazil and North America. Clark sold approximately 91 percent of its interest in CAPCO and received net proceeds of approximately $103 million. A gain of approximately $33 million was realized on the sale. CAPCO has been included in the financial statements as a discontinued operation for all periods presented.

On May 13, 1994, the Company completed the purchase of Blaw-Knox Construction Equipment Corporation ("Blaw-Knox") from White Consolidated Industries ("WCI"). Blaw-Knox is a leading manufacturer of asphalt pavers which are sold in North America and into other world markets. The preliminary purchase price was approximately $144 million. The purchase price is subject to final adjustment pursuant to the terms of the Agreement of Purchase and Sale between WCI and Clark. The balance sheet and the results of operations of Blaw-Knox are included in the consolidated accounts of Clark subsequent to the acquisition date. If Blaw-Knox had been consolidated with Clark from January 1, 1993, pro forma year-to-date sales would have been $486.3 million in 1994 and $395.8 million in 1993. Pro forma second quarter sales would have been $254.3 million in 1994 and $209.8 million in 1993. The Blaw-Knox acquisition as of an earlier date would not have materially affected Clark's net income from continuing operations in either 1994 or 1993.

General Discussion of Second Quarter and Six Month Results:

Second quarter 1994 sales increased 29.5 percent over second quarter 1993 sales. The increase was the result of improved sales levels at both Clark-Hurth and Melroe and reflects incremental sales of approximately $14.8 million as a result of the acquisition of Blaw-Knox in May of 1994. The increased sales resulted in higher income from consolidated operations which amounted to $14.3 million in the second quarter of 1994 compared to $8.4 million in the second quarter of 1993. VME, Clark's 50 percent owned construction machinery joint venture, also reported significantly higher earnings in 1994 as a result of improved economic conditions, currency devaluations and past actions taken to reduce costs. Clark's share of VME's earnings were $15.5 million in the second quarter of 1994 compared to $.9 million in the second quarter of 1993. Clark's overall results from continuing operations improved to $29.8 million or $1.71 per share in the second quarter of 1994 from $9.2 million or $.53 per share in the same period of 1993. Income from discontinued operations, which primarily related to the gain on the sale of CAPCO in 1994, increased to $32.7 million or $1.88 per share in the second quarter of 1994 compared with $1.6 million or $.09 per share in the same period of 1993. The income from discontinued operations in 1993 related to the operations of CAPCO.

In the first six months of 1994, Clark earned $55.2 million or $3.17 per share from continuing operations compared to $11.0 million or $.63 per share in the first six months of 1993. The improvement resulted from a 28 percent growth in sales relating to consolidated operations and significantly improved VME earnings. Comparative earnings, including continuing and discontinued operations and the impacts of accounting changes, were $89.4 million or $5.13 per share in the first six months of 1994 compared to $19.6 million or $1.12 per share in the first six months of 1993. The 1993 results include a change in accounting for income taxes at VME which contributed $6.2 million or $0.35 per share to earnings.

Results of Operations:

Second Quarter of 1994 Compared to Second Quarter of 1993:

Sales in the second quarter of 1994 were $242.5 million compared with $187.3 million in the second quarter of 1993. The consolidated sales increase of $55.2 million relates mostly to volume improvements and reflects incremental sales of $14.8 million as a result of the acquisition of Blaw-Knox in May of 1994. Minor price increases also contributed to the sales improvement. Unfavorable foreign currency translation impacts decreased sales by about $1.2 million.

Strength in North American construction machinery markets was the primary cause of the second quarter 1994 sales increase. Selected European markets also showed some improvement. Excluding Blaw-Knox sales, North American sales increased by $31.7 million, or 26.4 percent in the second quarter of 1994 when compared with the second quarter of 1993 and overseas sales increased $8.7 million, or 12.9 percent when comparing the same period.

Gross margins were $52.5 million, or 21.6 percent of sales in the second quarter of 1994 compared with $40.3 million, or 21.5 percent of sales in the same period of 1993. The $12.2 million margin increase was the result of higher sales. Foreign currency translation and exchange results included in cost of sales were losses of $1.5 million in 1994 and gains of $1.5 million in 1993.

Selling, general and administrative expenses were $29.0 million or 12.0 percent of sales in the second quarter of 1994 compared with $25.1 million or 13.4 percent of sales in the second quarter of 1993. The increase in expenditures was principally related to expense associated with stock appreciation rights ($1.1 million) and volume/promotional related selling expense ($2.8 million).

Operating income from continuing consolidated operations increased about 55 percent to $23.5 million from the 1993 second quarter level of $15.2 million. Operating income as a percentage of sales was 9.7 percent in the second quarter of 1994 compared to 8.1 percent in the second quarter of 1993. Increased operating income is attributable to higher sales and higher gross margins, partially offset by increases in selling, general and administrative expenses.

Other income of $2.8 million in the second quarter of 1994 approximated the 1993 level. Both years related principally to interest income.

Interest expense decreased approximately $1.0 million in the second quarter of 1994 when compared to the same period of 1993 due to lower average debt balances outstanding during the second quarter of 1994.

Pre-tax income from consolidated continuing operations in the second quarter of 1994 was $21.7 million compared to $12.2 million for the same period of 1993. The improved results reflect higher sales and improved gross margins.

Tax provisions of $7.4 million and $3.9 million were recorded in the respective second quarter periods of 1994 and 1993. The effective tax rate in the second quarter of 1994 was 34.2 percent which approximates the statutory rate. The 1993 second quarter rate of 31.8 percent was lower than the U.S. statutory rate because of expected utilization of certain foreign net operating loss carryforwards and U.S. capital loss carryforwards.

Clark's share of VME earnings for the second quarter increased to $15.5 million, or $0.89 per share, compared to $0.9 million, or $0.05 per share, in the same 1993 period. VME's consolidated sales were $406.0 million, up 24 percent from second quarter 1993 sales of $327.1 million and 24 percent above first quarter 1994. VME earnings improvements were driven by higher sales volumes, improved price realization, and lower interest costs due to declining debt levels. VME's North American markets continued to show strength in all product areas while most European economies continued their slow progress toward economic recovery.

Results from continuing operations, which includes the results of VME, were income of $29.8 million and $9.2 million, respectively, in the second quarter of 1994 and 1993.

Discontinued operations, which primarily related to the gain on the sale of CAPCO in the second quarter of 1994, increased to $32.7 million compared with $1.6 million in the second quarter of 1993. The income from discontinued operations in 1993 related to the operations of CAPCO.

In the aggregate, Clark recorded income of $62.5 million, or $3.59 per share in the second quarter of 1994 and $10.8 million, or $0.62 per share in the same period of 1993.

First Half of 1994 Compared to First Half of 1993:

Sales in the first half of 1994 were $447.7 million compared with $350.4 million in the first six months of 1993. The consolidated sales increase of $97.3 million relates mostly to volume improvements and reflects incremental sales of $14.8 million as a result of the acquisition of Blaw-Knox in May of 1994. Minor price increases also contributed to the sales improvement. Unfavorable foreign currency translation impacts decreased sales by about $2.2 million.

Strength in North American construction machinery markets was the primary cause of the first half 1994 sales increase. Selected European markets also showed some improvement. Excluding Blaw-Knox sales, North American sales increased by $69.4 million, or 31.1 percent in the first half of 1994 when compared with the first half of 1993 and overseas sales increased $13.1 million, or 10.3 percent when comparing the same period.

Gross margins were $95.6 million, or 21.3 percent of sales in the first half of 1994 compared with $74.1 million, or 21.1 percent of sales in the same period of 1993. The $21.5 million margin increase was principally the result of higher sales. Foreign currency translation and exchange results included in cost of sales were losses of $1.6 million in the first six months of 1994 and gains of $4.0 million in the first six months of 1993.

Selling, general and administrative expenses were $54.5 million or 12.2 percent of sales in the first half of 1994 compared with $47.3 million or
13.5 percent of sales in the first six months of 1993. The increase in expenditures was principally related to expense associated with stock appreciation rights ($5.3 million) and volume/promotional related selling expense ($3.1 million) which increase was offset by certain 1993 expenses which were not incurred during 1994.

Operating income from continuing consolidated operations increased about 53 percent to $41.0 million from the 1993 first half level of $26.8 million. Operating income as a percentage of sales was 9.2 percent in the first half of 1994 and 7.6 percent in the first half of 1993. The increased level of operating income is attributable to higher sales and higher gross margins, partially offset by increases in selling, general and administrative expenses.

Other income increased by $4.7 million from the first half 1993 level to $9.9 million. This principally resulted from an increase of $0.8 million in interest income and a gain of about $4.1 million on the sale of certain overseas bonds.

Interest expense decreased approximately $0.4 million in the first half of 1994 when compared to the same period of 1993 due to lower average debt balances outstanding during the first half of 1994.

Pre-tax income from consolidated continuing operations in the first half of 1994 was $40.7 million compared to $21.4 million for the same period of 1993. The improved results reflect higher sales and improved gross margins.

Tax provisions of $14.1 million and $6.0 million were recorded in the respective first six month periods of 1994 and 1993. The effective tax rate in the first half of 1994 was 34.6 percent which approximates the statutory rate. The 1993 first half rate of 28.1 percent was lower than the U.S. statutory rate because of expected utilization of certain foreign net operating loss carryforwards and U.S. capital loss carryforwards.

Through June 30, 1994, Clark has recorded equity income in VME of $28.6 million. This compares to a loss of $4.3 million in the first six month period of 1993. VME's consolidated sales for the first half increased by
20.3 percent to $733.6 million compared to last year. Higher unit and spare parts sales drove the gain. Market conditions in North America continued to strengthen in all product lines and selected markets in Western Europe, such as Great Britain and Scandinavia, also improved. The German market, though down, has been above expectations.

Results from continuing operations, which include the results of VME, were income of $55.2 million and $11.0 million, respectively, in the first half of 1994 and 1993.

Income from discontinued operations, which consisted primarily of the $32.9 million gain on the sale of CAPCO, increased to $34.2 million compared to $2.4 million in the first half of 1993. The income from discontinued operations in 1993 related to the operations of CAPCO.

Including the discontinued operations, but before the effect of a change in accounting principles, Clark recorded income of $89.4 million, or $5.13 per share, in the first half of 1994 and $13.4 million or $0.77 per share, for the same period of 1993. Also, effective January 1, 1993, VME adopted FAS

No. 109, "Accounting for Income Taxes" and Clark's 50 percent share of the impact of the accounting change was $6.2 million, or $0.35 per share. In the aggregate, Clark recorded net results of $19.6 million, or $1.12 per share, for the first half of 1993.

Contingencies:

Environmental

The Company is involved in environmental clean-up activities or litigation in connection with ten former waste disposal sites and four former U.S. plant locations. The Company is also involved in an environmental clean-up action at one current location. The Company is also a defendant in a lawsuit filed by the United States Environmental Protection Agency which seeks civil penalties for alleged violations of the Clean Water Act arising out of the discharge of certain metal finishing wastewaters generated at the Company's Melroe facility in Gwinner, North Dakota.

At each of the ten waste disposal sites, Clark contracted with independent waste disposal operators to properly handle the disposal of its waste.
The Environmental Protection Agency (EPA) also has identified other parties responsible for clean-up costs at the waste disposal sites. The Company has and will continue to accrue these costs when the liability can be reasonably estimated. As of June 30, 1994, the Company had reserves of approximately $16.1 million for potential future environmental clean-up costs. The environmental reserves represent Clark's current estimate of its liability for environmental clean-up costs and are not reduced by any possible recoveries from insurance companies or other potentially responsible parties not specifically identified by the EPA. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Further, management believes that the additional maximum exposure level in excess of the recorded reserve level would not be material to the financial condition of the Company. Although settlement of the reserves will cause future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. The Company's expenditures in the first half of 1994 relating to environmental compliance and clean-up activities were immaterial.

Sale of Clark Material Handling Company ("CMHC")

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

     1) Repurchase Agreements

     At the time of the sale, the Company had agreed with an independent finance company to repurchase approximately $220 million of CMHC dealer floor plan and rental inventory in the event of a default by individual dealers for whom the inventory is financed. Since the sale, dealer floor plan and rental inventory obligations have been liquidating in the normal course of business and stand at approximately $60 million at June 30, 1994. These obligations will continue to liquidate in an orderly fashion. The Company will not be required to perform these repurchase obligations unless the dealer defaults in the underlying obligations and Terex and CMHC default in their repurchase obligations. Should that occur, the collateral value securing the obligations should be sufficient to reduce any loss to an immaterial amount.

     2) Third Party Guarantees

     The Company has guaranteed approximately $21 million of obligations of third parties relating to the CMHC operation. Approximately $14 million of these guarantees relate to national account rental arrangements with a number of large creditworthy customers. Approximately $7 million relates to capital loans given by a finance company to independent CMHC dealers, which are secured by a lien on substantially all of the dealer's assets. These guaranteed obligations are expected to liquidate over time. The Company believes, based on past experience, that the national account customers and dealers, who are the primary obligors, will meet their obligations, resulting in immaterial losses to the Company regardless of whether CMHC and Terex are able to perform their obligations.

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

In its Form 10-Q for the first quarter of 1994, Terex reported that it was continuing to incur operating losses and had a deficit stockholders' investment. In their latest report on the financial statements that were filed as part of Terex's Form 10-K for 1992, Terex's independent accountants indicated that Terex's recurring losses, its capital deficiency, and its inability to borrow additional funds under a bank lending agreement raised doubts about Terex's ability to continue as a going concern. In August 1994, Terex announced that in the second quarter of 1994, it earned $10 million, which included $19.7 million from the sale of certain non-strategic assets.

Other:

Clark has certain other contingent liabilities which have arisen in the normal course of business. These are discussed further in the Notes to the Financial Statements on page 10.

Liquidity and Capital Resources:

At June 30, 1994, the Company's cash and short-term investments amounted to $225.5 million compared with $235.8 million at December 31, 1993. The decrease in cash is principally due to the expenditure of approximately $144 million for the acquisition of Blaw-Knox; partially offset by proceeds from the sale of CAPCO of approximately $103 million and cash flow from operations of approximately $31 million.

On April 6, 1994, the Company entered into a $100 million Master Credit Agreement with nine banks. The new agreement has a term of three years and replaces a previous agreement of $66.2 million. There were no outstanding borrowings under the Company's line of credit as of June 30, 1994.

In the first quarter of 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission to register $150 million of medium term notes. To date, $90.2 million of the medium term notes have been issued, leaving $59.8 million available for future issuance.

The Company believes that it has adequate liquidity either through cash reserves, its line of credit, or through its access to public and private markets to meet its operating needs and strategic objectives.

Capital Investment (Including CAPCO):

Capital expenditures were $18.1 million in the first half of 1994 as compared to $10.3 million in the first six months of 1993. A comparative breakdown of expenditures is as follows:
                                              In Millions
                                             1994      1993
By Type:
.  Capital facilities and equipment          $14.4     $ 8.3
.  Tooling                                     3.7       2.0
     Total                                   $18.1     $10.3

By Location:
.  North America                             $ 8.0     $ 7.5
.  Foreign locations                          10.1       2.8
     Total                                   $18.1     $10.3

Depreciation of fixed assets was $17.9 million in the first half of 1994 as compared to $18.8 million in the first half of 1993.

Capitalization:
At June 30, 1994, debt as a percentage of total capitalization (total debt and stockholders' equity) was 38.7 percent compared with 46.9 percent at December 31, 1993. The improvement in the ratio relates to increased stockholders' equity, principally, the current year income of $89.4 million. Total debt at June 30, 1994 decreased to $232.6 million from the December 31, 1993, level of $236.9 million. Stockholders' equity per share was $21.22 at June 30, 1994 and $15.41 at December 31, 1993.

Outlook:

The backlog at June 30, 1994 was $191.2 million, up from $121.0 million at June 30, 1993. The backlog amount in the second quarter of 1994 includes Blaw-Knox.

The Company believes the level of business activity as demonstrated by the second quarter results and order rates provide an optimistic picture of business activity for the balance of the year. Although normal seasonal patterns indicate that third quarter results will come in below seasonal peaks reached in the second quarter, third quarter 1994 results should show a substantial improvement over 1993 performance levels.

                   SELECTED FINANCIAL DATA - VME GROUP N.V.


In 1985 a joint venture was formed combining the construction machinery businesses of Clark Equipment Company and AB Volvo of Sweden. VME Group N.V. ("VME") is owned 50 percent each by Clark and Volvo as a result of their contribution of ownership in their construction machinery subsidiaries VME Americas Inc. (then Clark Michigan Company) and VME Holding Sweden AB (then Volvo BM AB), respectively.

Following are condensed consolidated financial data of VME Group N.V. (amounts in millions):

                                         2nd Quarter          Six Months
                                         1994      1993     1994      1993

Sales                                    $406.0   $327.1   $733.6   $609.6

Income (loss) before income taxes
 and changes in accounting principle       44.4     10.5     84.7     (0.8)

Provision for income taxes                 12.8      6.8     26.3      5.5

Income (loss) before changes in
 accounting principle                      31.6      3.7     58.4     (6.3)

Effect of change in accounting
 principle                                   -        -        -      12.3

Net income                               $ 31.6   $  3.7   $ 58.4   $  6.0

VME's sales during the first half of 1994 were $733.6 million, an increase of $124.0 million from the $609.6 million recorded in the first half of 1993. The increase resulted because demand for construction equipment continued to strengthen in North America and Great Britain and started to show improvement from low levels in other markets, including the Nordic countries, France, Spain and Australia. The German market was also stronger.

VME recorded net income of $31.6 million in the second quarter of 1994 compared to a net income of $3.7 in the same period of 1993, a change of $27.9 million. VME's net income of $58.4 million in the first half of 1994 compares to a net income of $6.0 million in the same period of 1993.

The improvement in operating results is mainly due to the following:

  -  Higher production and sales volumes

  -  Improved price realization

  -  Reduced overhead expenses in both distribution and manufacturing

In the first quarter of 1993, VME adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and FAS No. 109, "Accounting for Income Taxes".

VME elected to recognize its estimated obligations under FAS No. 106 on a transitional basis over 20 years. A net charge of $1.4 million was included in the first half of 1994 and 1993. The impact in 1993 of the change of principle relating to accounting for income taxes, FAS 109, was $12.3 million.

Total assets of VME were $875.7 million at the end of June 1994, an increase of $37.4 million from $838.3 million in June 1993. The increase is mainly from higher receivables resulting from higher sales volumes and increased goodwill related to the purchase of remaining shares in Zettelmeyer Baumaschinen GmbH as of January 1, 1994.

                           EXHIBITS LIST AND INDEX



                                               Filed Herewith Unless
Exhibit         Description                     Otherwise Indicated

(2)(a)    Underwriting Agreement         Incorporated by reference to
          dated May 6, 1994 among        Exhibit (2)(a) to Registrant's
          Automotive Products Company,   Form 8-K filed on May 27, 1994
          Clark Automotive Products      with respect to Registrant's
          Corporation, and Clark         disposition of Clark Automotive
          Equipment Company and CS       Products Corporation
          First Boston Corporation
          and Merrill, Lynch, Pierce,
          Fenner & Smith Incorporated
          as representatives of the
          Underwriters

(2)(b)    Subscription Agreement dated   Incorporated by reference to
          May 6, 1994 among Automotive   Exhibit (2)(b) to Registrant's
          Products Company, Clark        Form 8-K filed on May 27, 1994
          Automotive Products Corpora-   with respect to Registrant's
          tion, Clark Equipment          disposition of Clark Automotive
          Company, CS First Boston       Products Corporation
          Limited, Merrill Lynch
          International Limited, ABN
          AMRO Bank N.V., Banque
          Bruxelles Lambert S.A.,
          Cazenove & Co., Dresdner
          Bank Aktiengesellschaft
          and UBS Limited

(2)(c)    Agreement of Purchase and      Incorporated by reference to
          Sale dated April 20, 1994      Exhibit (2) to Registrant's
          between Clark Equipment        Form 8-K filed on May 27, 1994
          Company and White Consoli-     with respect to Registrant's
          dated Industries Inc.          acquisition of Blaw-Knox
                                         Construction Equipment
                                         Corporation

(99)      Computation of Ratio of        Page 22
          Earnings to Fixed Charges
          for the six months ended
          June 30, 1994

(10)(a)   Stock Purchase Program         Page 23

                                                                 EXHIBIT (99)

                           CLARK EQUIPMENT COMPANY
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                            (DOLLARS IN MILLIONS)
                                                                    Six Months
                                                                       1994
Earnings Before Tax:

Clark - From Continuing Consolidated Operations                     $40.6

Clark's 50 Percent Share of VME (Net of Clark Goodwill
Amortization and Other VME Related Expenses)                         41.7

Total Pre-Tax Earnings (1)                                          $82.3

Fixed Charges:

Clark:
Interest Expense                                                    $10.2
Interest Portion of Rent Expense                                      0.9

Clark's Share of VME:
Interest Expense                                                      4.5
Interest Portion of Rent Expense                                      1.4

Total Fixed Charges (2)                                             $17.0

Earnings from Continuing Operations before Taxes
and Fixed Charges (1 Plus 2)                                        $99.3

Ratio of Earnings to Fixed Charges                                   5.84
                                                                    =====

Note:

Earnings to fixed charges have been determined based on continuing operations and have been computed by dividing earnings before income taxes and fixed charges by fixed charges. Earnings before income tax include the pre-tax income from Clark's consolidated continuing operations and Clark's 50 percent share of VME's pre-tax income, net of Clark goodwill amortization related to its VME investment, and other expenses directly related to VME. Fixed charges include interest expense relating to Clark's consolidated continuing operations and Clark's 50 percent share of VME's interest. Fixed charges also include one-third of Clark rentals for consolidated continuing operations and Clark's 50 percent share of one-third of the VME rentals. The Company believes that one-third of such rentals constitutes a representative interest factor. Capitalized interest has been excluded from fixed charges as it is immaterial.

                           CLARK EQUIPMENT COMPANY

                            STOCK PURCHASE PROGRAM


     Adopted the 10th day of May, 1994, by action of the Human
Effectiveness Committee of the Board of Directors of Clark Equipment Company, pursuant to the authority delegated to such Committee under
Section 6 of the Clark Equipment Company 1994 Long-Term Incentive Plan (the "1994 LTIP").

     1. Purpose. The purpose of this Stock Purchase Program (the "Program") of Clark Equipment Company ("Clark"), is to secure for Clark and its stockholders the benefits of the incentive which an interest in the ownership of common stock of Clark will provide to those officers and other employees who will be responsible for Clark's future growth and continued success. This Program is established pursuant to Section 6 of the 1994 LTIP and shall be subject to the terms and conditions of the 1994 LTIP. Unless the context clearly implies or indicates to the contrary, a word, term or phase used or defined in the 1994 LTIP is similarly used or defined for purposes of the Program.

     2. Participation. All officers of Clark shall be eligible to participate in the Program. The Committee (as defined in the 1994 LTIP) may, from time to time, designate other employees of Clark as eligible to participate in the Program. For purposes of this Program, the term "officer" shall mean the Chairman, President and Chief Executive Officer, and all Vice Presidents.

     An eligible person may become a participant in the Program (a "Participant") or may thereafter increase, decrease or discontinue contributions to the Program by delivering to the Secretary of Clark the prescribed election form. The Committee may impose such advance election requirements as it determines to be appropriate.

     3. Contributions by Participants. All contributions by Participants shall be by pay deduction. The amount of such pay deduction shall be fixed in the election form delivered by the Participant, but shall not exceed fifteen percent (15%) of Eligible Compensation. To the extent that a Participant elects to suspend participation to conform to requirements of SEC Rule 16b-3, make-up contributions shall be made by the Participant (and make-up contributions shall be made by Clark under paragraph 4) by doubling the amount of Participant contributions for each month, beginning with the month following the month in which the suspension period ends, until such time as the missed contributions have been made up.

     "Eligible Compensation" shall mean base salary, unreduced by amounts deferred pursuant to any qualified or non-qualified deferred compensation plans maintained by Clark, and incentive compensation awards.

     4. Contributions by Clark. Clark shall contribute into the Program with respect to each Participant an amount equal to sixty-six and two-thirds percent (66-2/3%) of the Participant's monthly contribution including the month in which a contribution from incentive compensation is made. The contribution of each Participant, together with Clark's corresponding contribution, will be applied to the purchase of shares of Clark common stock as hereinafter described.

     5. Purchase of Shares. Shares of common stock of Clark (the "Shares") acquired by Participants pursuant to the Program shall be shares currently authorized but unissued or currently held or subsequently acquired by Clark as treasury shares, including shares purchased in the open market or in private transactions. In all cases, the price to the Participant of the Shares shall be the Fair Market Value (as defined in the 1994 LTIP) per Share, determined as if such Shares are purchased on the first business day of the month after the month for which the Participant's contribution is deducted from his or her pay. Shares purchased with funds contributed by the Participant shall be registered in the name of the Participant or in such other or additional name or names as the Participant may have designated in the prescribed election form. Shares purchased with funds contributed by Clark shall be held by Clark or deposited in a bank or other location for safekeeping with appropriate credit made to the account of the Participant in records kept for such purpose.

     6. Interest of the Participant in Shares. An account will be maintained for each Participant showing the number of Shares purchased from funds contributed by the Participant and from funds contributed by Clark for the benefit of the Participant. A Participant shall at all times have a vested interest in the Shares in his or her account purchased with his or her contributions. A Participant's interest in Shares purchased with the contributions of Clark shall not be immediately vested but shall vest in five equal annual installments, beginning 2 January of the second calendar year following the year of purchase of such Shares. The foregoing vesting schedule is subject to the provisions of paragraph 8 hereof regarding termination of participation in the Program.

     Notwithstanding any other provision of the Program to the contrary, upon the occurrence of a Change in Control of Clark (as defined in the 1994 LTIP), each Participant shall have a fully vested right to all Shares purchased with the contributions of Clark and credited to his or her account and a stock certificate for such Shares, registered in the name of the Participant or his or her designee as provided herein, along with cash for the value of any fractional Share, shall then be distributed to each Participant.

     7. Issuance of Shares Certificates and Distribution of Dividends. After the end of each calendar month there shall be distributed to each Participant a stock certificate registered in the name of the Participant, or in such other name or names as he or she may have designated in the prescribed election form, representing the number of whole Shares purchased during the preceding calendar month from funds contributed by the Participant.

     After 2 January of each year, there shall be distributed to each Participant a stock certificate registered in the name of the Participant, or in such other name or names as he or she may have designated in the prescribed election form, representing the number of whole Shares purchased from funds contributed by Clark in which the Participant's interest shall have vested. Concurrently, there shall be furnished to each Participant an annual statement which shall reflect the amount of his or her contributions to date, the corresponding contributions by Clark to date, the aggregate cost of the Shares represented by the certificate distributed to the Participant, the fractional share, if any, to which the Participant may be entitled, and the number of Shares in the Participant's account in which his or her interest shall not have vested. A similar statement will be furnished on termination of participation in the Program.

     Dividends on all Shares, whether or not such Shares have vested, will
be distributed currently.            -24-

     8. Termination of Participation. If a Participant ceases, because of death or disability, to be an eligible person, his or her participation in the Program shall automatically terminate as of the end of the calendar month of his or her death or disability. Upon such termination, the Participant's interest in all Shares in his or her account purchased with contributions by Clark shall immediately vest and there shall be delivered to the Participant, or to the estate of a deceased Participant (a) a stock certificate registered in the name of the Participant, or such other name or names as he or she may have designated in the prescribed election form, representing any whole Shares in the Participant's account purchased from funds contributed by the Participant which have not been previously distributed to him or her, (b) a stock certificate registered in the name of the Participant, or such other name or names as he or she may have designated, representing the whole Shares in the Participant's account purchased from funds contributed by Clark, and (c) cash representing the value of any fractional Share to which the Participant is entitled as of the effective date of termination of his or her participation in the Program. Disability as used above shall mean having a physical or mental condition which, in the reasonable judgment of a majority of the Committee, will permanently preclude further active employment.

     If a Participant ceases because of Retirement (as defined in the 1994
LTIP) either before or after age 60 to be an eligible person, his or her participation in the Program shall automatically terminate as of the end of the calendar month of such Retirement. Upon such termination, the Participant's interest in all Shares in his or her account purchased with contributions by Clark shall continue to vest in the same manner and pursuant to the same vesting schedule as if such Retirement had not occurred; provided, however, that the Committee may, in its sole discretion immediately vest all such unvested Shares if the Participant was at least age 60 upon such Retirement, or upon the Participant's attainment of age 60 and, in such event, there shall then be delivered to the Participant (a) a stock certificate registered in the name of the Participant, or such other name or names as he or she may have designated in the prescribed election form representing any whole Shares in the Participant's account purchased from funds contributed by the Participant which have not been previously distributed to him or her, (b) a stock certificate registered in the name of the Participant, or such other name or names as he or she may have designated, representing the whole Shares in the Participant's account purchased from funds contributed by Clark, and (c) cash representing the value of any fractional share to which the Participant is entitled as of the effective date of termination of his or her participation in the Program.

     If a Participant ceases to be an eligible person before his or her death, disability or Retirement, his or her participation in the Program shall automatically terminate as of the end of the month that he or she ceased to be an eligible person. There shall then be delivered to the Participant stock certificates, in the manner and registered as described in the preceding paragraph, representing the whole Shares in the Participant's account that are then vested to his or her interest, and cash representing any fractional Share to which he or she is then entitled. The Committee shall have the sole discretion to determine whether the Shares in this account in which his or her interest is not then vested shall continue to vest (and if so, in what manner), and then be distributed, or whether all of his interest in such Shares shall then terminate. Subject to the terms and conditions of the 1994 LTIP, the Shares in the Participant's account which have not vested and in which his or her interest terminates will thereafter be available to reduce the number of Shares otherwise required to be purchased with contributions by Clark under the Program.

     9. Expenses. In addition to contributions, Clark will pay all fees and expenses incurred in connection with the Program, except that brokerage fees or commissions incurred in the purchase of Shares shall be considered part of the cost of the Shares and shall be paid from contributions under the Program. No charge or deduction for any expenses will be made to a Participant upon the termination of his or her participation under the Program or upon the distribution of certificates representing Shares purchased with his or her contributions or the contributions of Clark.

     10. Administration. The Program shall be administered by the Committee. Subject to the express provisions of the Program, the Committee shall have authority to interpret the Program, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations deemed necessary or advisable in administering the Program. The Committee may, at its sole discretion and without advance notice, suspend contributions to the Program from month to month with respect to any or all Participants. The determinations of the Committee on the matters referred to in this Paragraph shall be conclusive.

     11. Amendment and Termination. The Committee may terminate the Program at any time and may amend the Program from time to time in any respect; provided, however, that upon any termination of the Program, all assets vested under the Program shall be distributed to the Participants, and provided further, that no amendment to the Program shall adversely affect the right of a Participant to receive his interest in the assets in his account which have vested under the Program.

     12. Government and Other Regulations. The obligation of Clark to make contributions under the Program, and the obligation of Clark to purchase Shares under the Program, shall be subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies as may be required.

     13. Non-Alienation. No Participant shall be permitted to anticipate, assign, alienate, sell, transfer, pledge, or otherwise encumber his interest under the Program prior to the distribution of stock certificates to him. Any attempt to anticipate, assign, alienate, sell, transfer, pledge, or otherwise encumber a Participant's interest under the Program prior to distribution of stock certificates to him shall be void and of no effect.

     14. No Right to Continue. The Program does not constitute a contract of employment, and selection as a Participant will not give any employee the right to be retained in the employ of Clark or any subsidiary, nor any right or claim to any benefit under the Program, unless such right or claim has specifically accrued under the terms of the Program.

     15. Accounting and Administration. The Committee, or its delegate, shall be responsible for accepting and accounting for the amounts contributed by Participants and by Clark, the purchase, custody and distribution of the Shares, and the distribution of any dividends paid on Shares held by Clark or deposited in a bank account or other location. Until such time as the Committee determines otherwise, the Committee's responsibilities under this paragraph 15 shall be delegated to the officers and employees of Clark who regularly perform such functions.

     16. Non-Compete. Notwithstanding any other provision of this Program to the contrary, no Shares purchased with Clark contributions, or any dividends paid thereon, will vest or be distributable pursuant to this

Program to any Participant or former Participant who violates the Competition Restrictions or Confidentiality Restrictions set forth in the 1994 LTIP. If any Participant or former Participant violates such Competition Restrictions or Confidentiality Restrictions, his or her interest in all Shares which have not vested will terminate.

     17. Effective Date. The Program is effective May 11, 1994 (the "Effective Date").

     As of the Effective Date, no further purchases may be made under the Clark Equipment Company Stock Purchase Plan (the "Stock Purchase Plan") and such Stock Purchase Plan shall have no further effect, except with respect to purchases made under such Stock Purchase Plan prior to the Effective Date. The Program is intended to be a successor to the Stock Purchase Plan and in no event shall a Participant be entitled to an accelerated vesting or distribution of his shares under the Stock Purchase Plan by reason of this paragraph 17 or the adoption of this Program.




05.06.94