Form 10-Q
period 1994-11-11
CLARK EQUIPMENT CO /DE/
filed 1994-11-14
CIK 109710

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934




For the Quarterly Period Ended             Commission File Number:1-5646
September 30, 1994


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


Yes  X    No____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,399,940 shares of $7.50 Par Value Common Stock were outstanding at the close of business on November 8, 1994.




                                     -1-
                                               Total Number of Pages: 23
                                               Exhibit Index at Page: 21

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


PART II  OTHER INFORMATION


  Item 5.   Other Information

            Attached hereto as Exhibit (99) is a Computation of Registrant's Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1994.

  Item 6.   Exhibits and Reports on Form 8-K

            (a) Exhibits

            (See attached Exhibit List and Index)

            (b) Reports on Form 8-K:

            1. The Registrant filed a Form 8-KA dated July 27, 1994 reporting on Item 7, FINANCIAL STATEMENTS AND EXHIBITS. This Form 8-KA contained the following financial statements and pro forma financial information: (a) combined audited financial statements of Blaw-Knox Construction Equipment Corporation ("Blaw-Knox") for the year ended December 31, 1993 and unaudited combined financial statements for the first quarters ended March 31, 1994 and 1993,
                 (b) pro forma balance sheet which combines the balance sheet of Blaw-Knox with the consolidated balance sheet of Registrant at March 31, 1994 and (c) pro forma income statements combining the results of Registrant and Blaw-Knox for the year ended December 31, 1993 and the quarter ended March 31, 1994.

            2. The Registrant filed a Form 8-K dated July 27, 1994 reporting on Item 5, OTHER EVENTS, and Item 7,
                 FINANCIAL STATEMENTS AND EXHIBITS.

            3. The Registrant filed a Form 8-K dated July 27, 1994 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS. This Form 8-K included Registrant's income statement and balance sheet for the period ended June 30, 1994.

            4. The Registrant filed a Form 8-K dated September 8, 1994 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS.

            5. The Registrant filed a Form 8-K dated September 13, 1994 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS. This Form 8-K included the Registrant's financial statements for the year ended December 31, 1993, restated to reflect the deconsolidation of Clark Automotive Products Corporation ("CAPCO"), together with the report of Price Waterhouse LLP on those financial statements.

            6. The Registrant filed a Form 8-K dated September 23, 1994 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS.

                                 ***********




                                  SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 11, 1994            By:   /s/ B. D. Henely

                                          B. D. Henely

                                          Vice President, General Counsel
                                          and Secretary

                                          (Duly Authorized Officer)




Date:  November 11, 1994            By:   /s/ W. N. Harper

                                          W. N. Harper

                                          Vice President and Controller
                                         (Principal Accounting Officer)

CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                                                          For the Period Ended September
(Amounts in Thousands, except per share data)           Third Quarter         Nine Months
                                                 1994      1993*      1994      1993*
Net sales.....................................$ 249,210 $ 167,126  $ 696,898 $ 517,486

Operating costs and expenses:
   Cost of goods sold.......................... 195,944   136,390    548,066   412,651
   Selling, general and
      administrative expenses..................  28,683    29,962     83,223    77,283
                                                224,627   166,352    631,289   489,934
Operating income...............................  24,583       774     65,609    27,552

Other income, net..............................   4,204     4,959     14,065    10,128
Interest expense...............................  (4,926)   (5,388)   (15,157)  (15,980)
Pre-tax income from consolidated operations....  23,861       345     64,517    21,700
Provision (credit) for income taxes............   7,345    (1,054)    21,421     4,939
Income from consolidated operations............  16,516     1,399     43,096    16,761
Equity in net income (loss)
   of associated companies.....................  15,822     1,787     44,459    (2,547)
Income from continuing operations..............  32,338     3,186     87,555    14,214
Discontinued operations:
   Income from operations......................       0     6,886      1,275     9,261
   Gain on sale................................       0         0     32,884         0
Income from discontinued operations............       0     6,886     34,159     9,261
Income before effect of
   change in accounting principle..............  32,338    10,072    121,714    23,475
Effect of accounting change--income taxes......       -         -          -     6,150
Net income.....................................  32,338    10,072    121,714    29,625

Add: Income retained
      at beginning of period................... 182,084    64,346     92,708    44,869
Deduct: Excess cost of treasury shares issued over
   the cost of certain employee benefits.......       0       (53)         0        23
Income retained at end of period..............$ 214,422 $  74,471  $ 214,422 $  74,471

Income per share:
   From continuing operations.................$    1.86 $     .18  $    5.03 $     .82
   From discontinued operations................       -       .40       1.96       .53
   From effect of accounting change............       -         -          -       .35
   Net income.................................$    1.86 $     .58  $    6.99 $    1.70

Average number of shares.......................  17,399    17,419     17,416    17,418
Number of shares outstanding
   at end of period............................  17,398    17,374     17,398    17,374

* Restated to reflect the deconsolidation of the automotive business.

See Notes to Financial Statements

CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET (UNAUDITED)
                                                                        Amounts in Thousands
                                                                   Sep. 30,        Dec. 31,
ASSETS                                                               1994            1993
Current Assets:
Cash, cash equivalents and short-term investments................$  232,045      $  235,828
Accounts and notes receivable....................................   106,426          77,103
Accounts receivable from associated companies....................     1,371           2,041
Refundable income taxes...........................................        0           3,543
Inventories:
   Raw materials.................................................    39,957          32,212
   Work-in-process and finished goods............................    81,065          65,928
   Manufacturing supplies........................................     4,089          10,480
          Total inventory........................................   125,111         108,620

Deferred tax assets..............................................    28,364          29,202
Other current assets.............................................     4,950           5,434
          Total current assets...................................   498,267         461,771

Investments and advances ........................................   189,230         122,106
Deferred tax assets - net........................................   105,718         101,018

Property, plant and equipment - at cost..........................   375,409         487,330
Less accumulated depreciation....................................   196,627         285,406
          Net property, plant and equipment......................   178,782         201,924

Assets held for sale ............................................     8,619           6,765
Goodwill.........................................................   169,658          67,461
Other assets.....................................................    34,745          40,890
                                                                 $1,185,019      $1,001,935
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable....................................................$   16,160      $   22,512
Accounts payable and accruals....................................   127,041         115,333
Accrued payrolls, social security and general taxes..............    33,087          34,809
Accrued postretirement benefits - current........................    20,643          19,560
Taxes on income..................................................     7,250           4,139
Deferred income taxes............................................     4,353             800
Current installments on long-term debt...........................    13,434           9,612
          Total current liabilities..............................   221,968         206,765

Long-term debt...................................................   194,266         204,770
Other non-current liabilities....................................   101,800          74,686
Accrued postretirement benefits..................................   240,398         233,239
Deferred income taxes............................................    16,040          14,322
          Total liabilities......................................   774,472         733,782

Stockholders' Equity:
Preferred stock - authorized 3,000,000 shares at $1.00 par
   value - none issued...........................................         -               -
Capital stock common - authorized 40,000,000 shares at
   $7.50 par value - issued 19,194,684 shares and 19,194,334 shares
   at September 30, 1994 and December 31, 1993, respectively.....   143,960         143,958
Capital in excess of par value of stock..........................   180,027         179,582
Retained earnings................................................   214,422          92,708
Cumulative translation and other adjustments.....................   (43,007)        (67,083)
                                                                    495,402         349,165
Less, common stock held in treasury, at cost - 1,797,091 shares and 1,792,431 shares at September 30, 1994 and
   December 31, 1993, respectively...............................   (53,571)        (49,728)
Less, unallocated LESOP shares purchased with debt -
   1,009,155 shares at September 30, 1994 and December 31,
   1993, respectively............................................   (31,284)        (31,284)
          Total stockholders' equity.............................   410,547         268,153
                                                                 $1,185,019      $1,001,935

See Notes to Financial Statements

CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)
Nine months ended September 30
                                                                   Amounts in Thousands
                                                                   1994        1993*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................$ 121,714   $  29,625
Less, income from discontinued automotive operations.............  (1,275)     (9,261)
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Effect of accounting changes...............................        0      (6,150)
     Depreciation...............................................   23,507      21,681
     Amortization of intangibles................................    2,386       1,578
     Net gain on sale of a business.............................  (32,884)          0
     Exchange (gain) loss.......................................    3,626      (6,799)
     Employee benefit expense funded with treasury stock........    1,448         598
     Loss (earnings) of unconsolidated companies................  (44,459)      2,547
     Increase in receivables and other current assets...........  (17,170)     (6,832)
     Decrease in refundable income taxes........................    3,543           0
     Increase in inventory......................................  (11,733)    (14,254)
     Decrease (increase) in net deferred tax assets.............    1,119      (3,896)
     Increase in payables and accruals..........................   18,257      12,332
     Increase in postretirement benefit accruals................    3,906       2,230
     Decrease (increase) in other non-current assets............    7,660        (749)
     Increase in other long-term liabilities....................   14,319         303
     Other......................................................      200          58
     Net cash provided by operating activities..................   94,164      23,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business (net of business' cash)..........  103,405           0
Cost of acquisition - net of cash acquired...................... (145,363)          0
Additions to properties.........................................  (23,027)    (17,072)
Sales of properties.............................................      679         532
Decrease (increase) in short-term investments...................   12,400     (63,000)
Decrease(increase)in investments and advances-associated companies (1,531)      3,960
     Net cash used in investing activities......................  (53,437)    (75,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term borrowings...............................       26      91,006
Payments on long-term debt......................................   (6,215)    (79,699)
Increase (decrease) in notes payable--current...................   (8,864)      5,902
Proceeds from sale of stock under option plans..................       10          29
Other...........................................................    2,349         156
     Net cash provided (used) in financing activities...........  (12,694)     17,394

Effect of exchange rate changes on cash.........................   (6,301)      5,889
Cash flows from discontinued automotive operations..............  (13,115)      7,797
Increase (decrease) in cash and cash equivalents................    8,617     (21,489)
Cash and cash equivalents at beginning of year..................   35,228      71,024
Cash and cash equivalents at end of period......................   43,845      49,535
Short-term investments (cost approximates market)...............  188,200     183,900
Cash, cash equivalents and short-term investments...............$ 232,045   $ 233,435
* Restated to separately reflect cash flows from discontinued
  operations.

See Notes to Financial Statements

                                                       7

          CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
General Information

These financial statements have been prepared from the unaudited financial records of the Registrant (also referred to herein as the "Company" or "Clark"). The statements should be read in conjunction with the Company's 1993 Annual Report filed on Form 10-K, and the restatement of such financial statements for the deconsolidation of Clark Automotive Products Corporation (see "Organizational Developments" below) which was filed with a Form 8-K dated September 13, 1994. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been reflected. All adjustments are of a normal and recurring nature except as otherwise discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net income per share amounts are in dollars, based on the average number of shares outstanding for the period, taking into account the dilutive effect of common stock equivalents under the Registrant's stock option plans. The number of shares used to compute net income per share for the nine month periods ended September 30, 1994 and September 30, 1993, were 17,415,889 and 17,418,444, respectively.
There were no dividends paid during the nine months ending September 30, 1994 or September 30, 1993.

7,738 shares of common stock were reserved for issuance pursuant to the exercise of options under the 1985 Stock Option Plan on September 30, 1994. Options for 7,738 shares were outstanding under the 1985 Stock Option Plan on the same date.

On May 10, 1994, the stockholders of the Company approved the 1994 Long Term Incentive Plan ("LTIP") and the Stock Acquisition Plan for Non-Employee Directors ("Director Stock Plan"). 850,000 shares and 150,000 shares were authorized for issuance under the LTIP and the Director Stock Plan respectively.

Organizational Developments

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

On May 13, 1994, the Company completed the purchase of Blaw-Knox Construction Equipment Corporation ("Blaw-Knox") from White Consolidated Industries ("WCI"). Blaw-Knox is a leading manufacturer of asphalt pavers which are sold in North America and other world markets. The purchase price was approximately $145 million. The balance sheet and the results of operations of Blaw-Knox are included in the consolidated accounts of Clark subsequent to the acquisition date. If Blaw-Knox had been consolidated with Clark from January 1, 1993, pro forma year-to-date sales would have been $735.5 million in 1994 and $583.3 million in 1993. Third quarter 1994 sales were $249.2 million and pro forma 1993 third quarter sales would have been $187.5 million. The Blaw-Knox acquisition as of an earlier date would not have materially affected Clark's net income from continuing operations in either 1994 or 1993. As reported by the Company on Form 8-KA filed on July 27, 1994, the pro forma impact on Clark of the acquisition of Blaw-Knox as of January 1, 1993 would have increased the full year 1993 net income from continuing operations by $0.19 per share and would have increased the first quarter 1994 net income from continuing operations by $0.12 per share.

Statement of Cash Flows

The Statement of Cash Flows for the nine months ended September 30, 1994 and 1993 has been prepared based on the continuing operations of the Company. As such, the cash flows of CAPCO have been included as a separate line in the Statement of Cash Flows.

Contingencies

The Company is self-insured with respect to product liability risk, although insurance coverage is obtained for catastrophic losses. The Company has pending approximately 75 claims, with respect to which approximately 38 suits have been filed alleging damages for injuries or deaths arising from accidents involving products manufactured by the Company's continuing operations. In the aggregate, these claims could be material to the Company. At September 30, 1994, the Company had reserves of approximately $14 million related to product liability exposures.

The Company is involved in numerous other lawsuits arising out of the ordinary conduct of its business. These lawsuits pertain to various matters, including warranties, civil rights, safety, anti-trust, and other issues. The ultimate results of these claims and proceedings at September 30, 1994 are subject to a high degree of estimation and cannot be determined with complete precision. However, in the opinion of management, either adequate provision for anticipated costs has been made through insurance coverage or accruals, or the ultimate costs will not materially affect the consolidated financial position of the Company.

The Company has given certain guarantees to third parties and has entered into certain repurchase arrangements relating to product distribution and product financing activities involving the Company's continuing operations. As of September 30, 1994, guarantees are approximately $24 million and repurchase arrangements relating to product financing by an independent finance company approximate $76 million. It is not practicable to determine the additional amount subject to repurchase solely under product distribution agreements.

Under the repurchase arrangements relating to product distribution and product financing activities, when dealer terminations do occur, a newly selected dealer generally acquires the assets of the prior dealer and assumes any related financial obligations. Accordingly, the risk of loss to Clark is minimal, and historically Clark has incurred only immaterial losses relating to these arrangements.

The Company is or may be liable for other matters, including contingencies related to the sale of its forklift truck business, Clark Material Handling Company ("CMHC"), and environmental issues (see pages 14 - 16 "Management's Discussion and Analysis of
Operations").
                                    -9-

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Overview:

Organizational Developments

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

On May 13, 1994, the Company completed the purchase of Blaw-Knox Construction Equipment Corporation ("Blaw-Knox") from White Consolidated Industries ("WCI"). Blaw-Knox is a leading manufacturer of asphalt pavers which are sold in North America and other world markets. The purchase price was approximately $145 million. The balance sheet and the results of operations of Blaw-Knox are included in the consolidated accounts of Clark subsequent to the acquisition date. If Blaw-Knox had been consolidated with Clark from January 1, 1993, pro forma year-to-date sales would have been $735.5 million in 1994 and $583.3 million in 1993. Third quarter 1994 sales were $249.2 million and pro forma 1993 third quarter sales would have been $187.5 million. The Blaw-Knox acquisition as of an earlier date would not have materially affected Clark's net income from continuing operations in either 1994 or 1993. As reported by the Company on Form 8-KA filed on July 27, 1994, the pro forma impact on Clark of the acquisition of Blaw-Knox as of January 1, 1993 would have increased the full year 1993 net income from continuing operations by $0.19 per share and would have increased the first quarter 1994 net income from continuing operations by $0.12 per share.

General Discussion of Third Quarter and Nine Month Results:

Third quarter 1994 sales increased 49.1 percent over third quarter 1993 sales. The increase was the result of improved sales levels at both Clark-Hurth and Melroe and includes incremental sales of approximately $26.3 million as a result of the acquisition of Blaw-Knox in May of 1994. The increased sales resulted in higher income from consolidated operations which amounted to $16.5 million in the third quarter of 1994 compared to $1.4 million in the third quarter of 1993. VME, Clark's 50 percent owned construction machinery joint venture, also reported significantly higher earnings in 1994 as a result of improved economic conditions, improved operating margins from past cost reductions and the devaluation of the Swedish Krona. Clark's share of VME's earnings was $16.0 million in the third quarter of 1994 compared to $1.8 million in the third quarter of 1993.
Clark's overall results from continuing operations improved to $32.3 million, or $1.86 per share, in the third quarter of 1994 from $3.2 million, or $0.18 per share, in the same period of 1993. The third quarter of 1993 also reflected income from discontinued operations of $6.9 million, or $0.40 per share, related to the operations of CAPCO.

In the first nine months of 1994, Clark earned $87.6 million, or $5.03 per share, from continuing operations compared to $14.2 million, or $0.82 per share, in the first nine months of 1993. The improvement resulted from a 34.7 percent growth in sales relating to consolidated operations and significantly improved VME earnings. Net income, including continuing and discontinued operations and the impacts of accounting changes, was $121.7 million, or $6.99 per share, in the first nine months of 1994 compared to $29.6 million, or $1.70 per share, in the first nine months of 1993. The 1993 results include a change in accounting for income taxes at VME which contributed $6.2 million, or $0.35 per share, to Clark's earnings.

Results of Operations:

Third Quarter of 1994 Compared to Third Quarter of 1993:

Sales in the third quarter of 1994 were $249.2 million compared with $167.1 million in the third quarter of 1993. The consolidated sales increase of $82.1 million relates mostly to volume improvements and includes incremental sales of $26.3 million as a result of the acquisition of Blaw-Knox in May of 1994. Minor price increases also contributed to the sales improvement. Favorable foreign currency translation impacts increased sales by about $1.7 million.

Strength in North American construction machinery markets was the primary cause of the third quarter 1994 sales increase. Selected European markets also showed some improvement. Excluding Blaw-Knox sales, North American sales increased by $36.5 million, or 31.9 percent, in the third quarter of 1994 when compared with the third quarter of 1993 and overseas sales increased $19.3 million, or 36.5 percent, when comparing the same period.

Gross margins were $53.3 million, or 21.4 percent of sales in the third quarter of 1994 compared with $30.7 million, or 18.4 percent of sales, in the same period of 1993. The 1993 gross margins were reduced by restructuring charges of $4.9 million relating to rationalization actions at Clark-Hurth Components. This impact was partially offset by a refund of prior year duty drawback claims from the U.S. Customs Department which resulted in a reduction in cost of sales of $3.5 million. With these unusual items excluded, gross margins were 19.2% of sales in the third quarter of 1993. The gross margin percentage increased in the third quarter of 1994 over the normalized 1993 margin as a result of improved capacity utilization at Clark-Hurth Components and as a result of the contribution of Blaw-Knox to the consolidated margins of Clark. Foreign currency translation and exchange results included in cost of sales were losses of $2.0 million in the third quarter of 1994 and gains of $2.7 million in the third quarter of 1993.

Selling, general and administrative expenses were $28.7 million, or
11.5 percent of sales, in the third quarter of 1994 compared with $30.0 million, or 17.9 percent of sales, in the third quarter of 1993. The decrease as a percentage of sales resulted from a reduced level of expenditures, higher sales levels and the fixed nature of certain of these expenses. The decrease in the dollar level of expenditures was principally related to a decrease in 1994 of expense associated with stock appreciation rights ($3.1 million) partially offset by an increase in volume/promotional related selling expense ($1.8 million).

Operating income from continuing consolidated operations increased to $24.6 million from the 1993 third quarter level of $0.8 million. Operating income as a percentage of sales was 9.9 percent in the third quarter of 1994 compared to 0.5 percent in the third quarter of 1993. Increased operating income is attributable to higher sales and higher gross margins and decreases in selling, general and administrative expenses.

Other income of $4.2 million in the third quarter of 1994 reflects a decrease of $0.8 million over the 1993 level. Other income in 1993 includes $1.7 million of interest income resulting from duty drawback refunds from the U.S. Customs Department relating to prior years activities. Higher interest rates on invested cash partially offset the impact of this item on the 1994 results.

Interest expense decreased approximately $0.5 million in the third quarter of 1994 when compared to the same period of 1993 due to lower average debt balances outstanding during the third quarter of 1994.

Pre-tax income from consolidated continuing operations in the third quarter of 1994 was $23.9 million compared to $0.3 million for the same period of 1993. The improved results reflect higher sales and improved gross margins.

A tax provision of $7.3 million and a credit of $1.1 million were recorded in the respective third quarter periods of 1994 and 1993.
The effective tax rate in the third quarter of 1994 was 30.8 percent and was lower than the U.S. statutory rate because of the expected utilization of certain previously unrecognized foreign net operating loss carryforwards and the existence of certain components of U.S. income which are not subject to income tax. The tax credit in 1993 is the result of the passage of the tax act of 1993 which resulted in the increase in the U.S. statutory tax rate to 35%. The Company reflected the impact of this one percent tax rate increase on its net deferred tax asset position by recording a $3.0 million benefit as a credit to its tax provision. This favorable impact was partially offset by additional taxes provided in the quarter as a result of an upward adjustment of the full year effective tax rate.

Clark's share of VME's earnings for the third quarter increased to $16.0 million, or $0.92 per share, compared to $1.8 million, or $0.10 per share, in the same 1993 period. VME's consolidated sales were $357.9 million, up 26 percent from third quarter 1993 sales of $283.1 million. VME's earnings improvements were driven by higher sales volumes, improved price realization, and lower interest costs due to declining debt levels. VME's North American markets continued to show strength in all product areas while most European economies continued their slow progress toward economic recovery.

Results from continuing operations, which includes the results of VME, were income of $32.3 million and $3.2 million, respectively, in the third quarters of 1994 and 1993.

The third quarter of 1993 also reflected income from discontinued operations of $6.9 million, or $0.40 per share, related to the operations of CAPCO.

In the aggregate, Clark recorded net income of $32.3 million, or $1.86 per share, in the third quarter of 1994 and $10.1 million, or $0.58 per share, in the same period of 1993.

First Nine Months of 1994 Compared to First Nine Months of 1993:

Sales in the first nine months of 1994 were $696.9 million compared with $517.5 million in the first nine months of 1993. The consolidated sales increase of $179.4 million relates mostly to volume improvements and includes incremental sales of $41.1 million as a result of the acquisition of Blaw-Knox in May of 1994. Minor price increases also contributed to the sales improvement. Unfavorable foreign currency translation impacts decreased sales by about $4.3 million.

Strength in North American construction machinery markets was the primary cause of the nine month 1994 sales increase. Selected European markets also showed some improvement. Excluding Blaw-Knox sales, North American sales increased by $106.1 million, or 31.4 percent, in the first nine months of 1994 when compared with the first nine months of 1993, and overseas sales increased $32.2 million, or
17.9 percent, when comparing the same period.

Gross margins were $148.8 million, or 21.4 percent of sales in the first nine months of 1994 compared with $104.8 million, or 20.3 percent of sales in the same period of 1993. The gross margin percentage increased in the nine months of 1994 over the 1993 margin as a result of improved capacity utilization at Clark-Hurth Components and as a result of the contribution of Blaw-Knox to the consolidated margins of Clark. Foreign currency translation and exchange results included in cost of sales were losses of $3.6 million in the first nine months of 1994 and gains of $6.8 million in the first nine months of 1993.

Selling, general and administrative expenses were $83.2 million, or
11.9 percent of sales, in the first nine months of 1994 compared with $77.3 million, or 14.9 percent of sales, in the first nine months of 1993. The increase in the expense level was principally related to stock appreciation rights and volume/promotional related selling expenses. The decrease as a percentage of sales resulted from higher sales levels and the fixed nature of certain of these expenses.

Operating income from continuing consolidated operations increased to $65.6 million from the 1993 first nine month level of $27.6 million. Operating income as a percentage of sales was 9.4 percent in the first nine months of 1994 and 5.3 percent in the same period of 1993. The increased level of operating income is attributable to higher sales and higher gross margins, partially offset by increases in selling, general and administrative expenses.

Other income increased by $3.9 million from the first nine month 1993 level to $14.1 million. This resulted from an increase of $0.6 million in interest income and a gain of about $4.2 million on the sale of certain overseas bonds, partially offset by reduced miscellaneous revenues.

Interest expense decreased approximately $0.8 million in the first nine months of 1994 when compared to the same period of 1993 due to lower average debt balances outstanding during the first three quarters of 1994.

Pre-tax income from consolidated continuing operations in the first nine months of 1994 was $64.5 million compared to $21.7 million for the same period of 1993. The improved results reflect higher sales and improved gross margins.

Tax provisions of $21.4 million and $4.9 million were recorded in the respective first nine month periods of 1994 and 1993. The effective tax rate in the first nine months of 1994 was 33.2 percent which is somewhat less than the U.S. statutory rate as a result of the expected utilization of certain previously unrecognized foreign net operating loss carryforwards and the existence of certain components of U.S. income which are not subject to tax. The 1993 first nine month rate of 22.8 percent was lower than the U.S. statutory rate principally as a result of a retroactive increase in the U.S. corporate income tax rate which resulted in a $3.0 million tax benefit as net U.S. deferred tax assets were revalued at the higher tax rate.

Through September 30, 1994, Clark has recorded equity income in VME of $44.6 million. This compares to a loss of $2.5 million in the first nine month period of 1993. VME's consolidated sales for the first nine months increased by 22.3 percent to $1,091.5 million compared to last year. Higher unit and spare parts sales drove the gain. Market conditions in North America continued to strengthen in all product lines and selected markets in Western Europe, such as Great Britain and Scandinavia, also improved. The German market, though down, has been above expectations.

Results from continuing operations, which include the results of VME, were income of $87.6 million and $14.2 million, respectively, in the first nine months of 1994 and 1993.

Income from discontinued operations, which consisted primarily of the $32.9 million gain on the sale of CAPCO, increased to $34.2 million compared to $9.3 million in the first nine months of 1993. The income from discontinued operations in 1993 related to the operations of CAPCO.

Including the discontinued operations, but before the effect of a change in accounting principles, Clark recorded income of $121.7 million, or $6.99 per share, in the first nine months of 1994 and $23.5 million, or $1.35 per share, for the same period of 1993. Also, effective January 1, 1993, VME adopted FAS No. 109, "Accounting for Income Taxes" and Clark's 50 percent share of the impact of the accounting change was $6.2 million, or $0.35 per share. In the aggregate, Clark recorded net income of $29.6 million, or $1.70 per share, for the first nine months of 1993.

Contingencies:

Environmental

The Company is involved in environmental clean-up activities or litigation in connection with eight former waste disposal sites and four former U.S. plant locations. The Company is also involved in an environmental clean-up action at one current location. The Company is also a defendant in a lawsuit filed by the United States Environmental Protection Agency which seeks civil penalties for alleged violations of the Clean Water Act arising out of the discharge of certain metal finishing wastewaters generated at the Company's Melroe facility in Gwinner, North Dakota.

At each of the eight waste disposal sites, Clark contracted with independent waste disposal operators to properly handle the disposal of its waste. The Environmental Protection Agency (EPA) also has identified other parties responsible for clean-up costs at the waste disposal sites. The Company has and will continue to accrue these costs when the liability can be reasonably estimated. As of September 30, 1994, the Company had reserves of approximately $15.8 million for potential future environmental clean-up costs. The environmental reserves represent Clark's current estimate of its liability for environmental clean-up costs and are not reduced by any possible recoveries from insurance companies. The Company's estimate of its liability is based upon (1) the estimated costs of investigating and remediating the environmental contamination at each site and (2) the Company's estimated share of the liability at the site. Estimated costs of remediation can change as the site investigation and remediation progresses and additional information becomes available. Further, these estimated costs can change if the selected remedial action at a site is not effective and additional work is required. In addition, the development of new remediation technologies could impact these costs. In estimating its share of the potential liability at a site, the Company takes into account the contributions to the cleanup costs which will be paid by other potentially responsible parties. The Company's share of the potential liability could therefore change if other potentially responsible parties become financially insolvent or dispute their liability. As a result of the possibility of changes in remedial cost estimates and in the Company's share of liability, the Company continually monitors the adequacy of its reserves and makes adjustments as necessary. Based upon the information presently available to it, the Company does not believe that it will incur any material costs in excess of the amount of its reserves as a result of any such changes.

Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, it believes that the recorded reserve levels are appropriate estimates of its potential liability for environmental cleanup costs. Further, management believes that the additional maximum exposure level in excess of the recorded reserve level would not be material to the financial condition of the Company. Although settlement of the reserves will cause future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. The Company's expenditures in the first three quarters of 1994 relating to environmental compliance and clean-up activities were less than $2 million.

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

     1) Repurchase Agreements

     At the time of the sale, the Company had agreed with an independent finance company to repurchase approximately $220 million of CMHC dealer floor plan and rental inventory in the event of a default by individual dealers for whom the inventory is financed. Since the sale, dealer floor plan and rental inventory obligations have been liquidating in the normal course of business and stand at approximately $48 million at September 30, 1994. These obligations will continue to liquidate in an orderly fashion. The Company will not be required to perform these repurchase obligations unless the dealer defaults in the underlying obligations and Terex and CMHC default in their repurchase obligations. Should that occur, the collateral value securing the obligations should be sufficient to reduce any loss to an immaterial amount.

     2) Third Party Guarantees

     The Company has guaranteed approximately $17 million of obligations of third parties relating to the CMHC operation. Approximately $11 million of these guarantees relate to national account rental arrangements with a number of large creditworthy customers. Approximately $6 million relates to capital loans given by a finance company to independent CMHC dealers, which are secured by a lien on substantially all of the dealer's assets. These guaranteed obligations are expected to liquidate over time. The Company believes, based on past experience, that the national account customers and dealers, who are the primary obligors, will meet their obligations, resulting in immaterial losses to the Company regardless of whether CMHC and Terex are able to perform their obligations.

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

In their latest report on the financial statements that were filed as a part of Terex's 10-K for 1992, Terex's independent accountants indicated that Terex's recurring losses, its capital deficiency, and its inability to borrow additional funds under a bank lending agreement raised doubts about Terex's ability to continue as a going concern. Terex has filed its report on Form 10-Q for the period ended June 30, 1994 which indicates that they earned $10 million in the second quarter of 1994, which included a $19.7 million gain from the sale of certain non-strategic assets. Management indicates in that report that it believes tha0t0 its "lending facility and other financing and cash generating activities will allow the Company to meet its obligations on a timely basis". Terex also indicated in a press release that it earned approximately $1 million in the third quarter of 1994. These results include a gain of $4.2 million from the sale of certain non-strategic assets.

Other:
Clark has certain other contingent liabilities which have arisen in the normal course of business. These are discussed further in the Notes to the Financial Statements on page 9.

Liquidity and Capital Resources:

At September 30, 1994, the Company's cash and short-term investments amounted to $232.0 million compared with $235.8 million at December 31, 1993. The decrease in cash is principally due to the expenditure of approximately $145 million for the acquisition of Blaw-Knox; partially offset by proceeds from the sale of CAPCO of approximately $103 million and cash flow from operations of approximately $38 million.

On April 6, 1994, the Company entered into a $100 million Master Credit Agreement with nine banks. The new agreement has a term of three years and replaces a previous agreement of $66.2 million. There were no outstanding borrowings under the Company's line of credit as of September 30, 1994.

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

Capital Investment:

Capital expenditures were $23.0 million in the first nine months of 1994 as compared to $17.1 million in the first nine months of 1993. A comparative breakdown of expenditures is as follows:
                                              In Millions
                                             1994      1993
By Type:
.  Capital facilities and equipment          $18.2     $14.1
.  Tooling                                     4.8       3.0
     Total                                   $23.0     $17.1

By Location:
.  North America                             $17.7     $13.0
.  Foreign locations                           5.3       4.1
     Total                                   $23.0     $17.1

Depreciation of fixed assets was $23.5 million in the first nine months of 1994 as compared to $21.7 million in the first nine months of 1993.

Capitalization:

At September 30, 1994, debt as a percentage of total capitalization (total debt and stockholders' equity) was 35.3 percent compared with 46.9 percent at December 31, 1993. The improvement in the ratio relates to increased stockholders' equity, principally, the current year income of $121.7 million and favorability in the cumulative translation adjustment. Total debt at September 30, 1994 decreased to $223.9 million from the December 31, 1993, level of $236.9 million. Stockholders' equity per share was $23.60 at September 30, 1994 and $15.41 at December 31, 1993.

Outlook:

The backlog at September 30, 1994 was $202.4 million, up from $122.1 million at September 30, 1993. The backlog amount in the third quarter of 1994 includes $11.1 million for Blaw-Knox.

The Company believes the level of business activity as demonstrated by the third quarter results and order rates provide an optimistic picture of business activity for the balance of the year. Demand remained strong throughout the third quarter in all Clark businesses. None experienced typical seasonal declines. Sales and earnings in the fourth quarter of 1994 are expected to show continued strength compared to the prior year, with production and shipping rates similar to the third quarter.

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

Following are condensed consolidated financial data of VME Group N.V. (amounts in millions):

                                      3rd Quarter         Nine Months
Period ended September 30
Sales and Income                     1994      1993     1994      1993

Sales                                $357.9    $283.1    $1,091.5  $892.7
Income Before Interest
  & Taxes (EBIT)                     $ 55.3    $ 18.4   $  150.4   $ 36.2
  Interest Expense                      4.7       6.3       15.1     24.9

Income Before Income Taxes &
  Changes in Accounting
  Principles                           50.6       12.1      135.3    11.3
Provision for Income Taxes             18.2        6.7       44.5    12.2
Income (Loss) Before Changes
  in Accounting Principles             32.4        5.4       90.8    (0.9)
Effect of Change -
  Accounting Principles                  -         -           -     12.3
Net Income                           $ 32.4     $  5.4    $  90.8  $ 11.4

0Balance Sheet                              Sept. 30, '94     Dec. 31, '93
Receivables (Trade Debtors)                    $203.7           $160.1
Inventories Net                                $314.1           $270.1

Total Assets                                   $922.8           $789.2

Debt                                           $200.0           $252.5
Equity                                          267.6            158.4
      Total Capital                            $467.6           $410.9

Debt to Capital                                  42.8%            61.5%

VME's sales during the first nine months of 1994 were $1,091.5 million, up $198.8 million from $892.7 million in the first nine months of 1993. The increase resulted because demand for construction equipment continued to strengthen in North America and Great Britain and showed improvement from low levels in other markets, including the Nordic countries, France, Spain and Australia. The German market was also stronger than anticipated.

VME recorded net income of $32.4 million in the third quarter of 1994 compared to net income of $5.4 in the same period of 1993, an increase of $27 million. The net income of $90.8 million in the first nine months of 1994 compares to net income of $11.4 million, including $12.3 million related to a change in accounting for income taxes, in the same period of 1993, an increase of $79.4 million.

The improvement in operating results is mainly due to the following:

  -    Higher production and sales volumes

  -    Improved price realization

  -    Reduced overhead expenses in both distribution and manufacturing

In the first quarter of 1993, VME adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and FAS No. 109, "Accounting for Income Taxes".

VME elected to recognize its estimated obligations under FAS No. 106 on a transitional basis over 20 years, and a net charge of $2.1 million was included in the first nine months of 1994 and 1993. The impact in 1993 of the adoption of FAS 109 was a benefit of $12.3 million.

Total assets of VME were $922.8 million at the end of September 1994, an increase of $106.7 million from $816.1 million in September 1993. The increase is mainly from higher receivables resulting from higher sales volumes, increased goodwill related to the purchase of the remaining shares in Zettelmeyer Baumaschinen GmbH as of January 1, 1994, and increased cash reflecting the positive cash flow generated by increased profitability.

                           EXHIBITS LIST AND INDEX



                                            Filed Herewith Unless
Exhibit           Description                Otherwise Indicated


(27)        Financial Data Schedule       Page 22

(99)        Computation of Ratio of       Page 23
            Earnings to Fixed Charges
            for the nine months ended
            September 30, 1994