Form 10-K405
CLARK EQUIPMENT CO /DE/
filed 1995-03-31
CIK 109710

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K
            Annual Report Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1994  Commission File Number: 1-5646

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

                                     Name of each exchange
Title of each class                  on which registered
Common Stock, $7.50 Par Value        New York Stock Exchange, Inc.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 13, 1995, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $857,428,172, based on the closing price of the stock as reported on the Composite Transaction Reporting System by the New York Stock Exchange on March 13, 1995. (Number includes the shares held by the Registrant's Leveraged Employee Stock Ownership Plan.)

As of March 13, 1995, there were 17,132,696 shares of Registrant's $7.50 Par Value Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994 ("Annual Report") are incorporated by reference in Parts I and II of this Form 10-K.

Portions of Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                   PART I

ITEM 1. BUSINESS

        Clark Equipment Company, a Delaware corporation, is the successor to certain corporations the first of which was organized on December 24, 1902. Unless the context otherwise indicates, the terms "Registrant", "Clark" and "Company" when used in this Form 10-K refer to Clark Equipment Company and its consolidated subsidiaries.

Description of Business

        Clark's business is the design, manufacture and sale of compact construction machinery, asphalt paving equipment, axles and transmissions for off-highway equipment and golf cars and utility vehicles.

        Skid steer loaders, compact excavators and a limited line of agricultural equipment are manufactured by Clark's Melroe Company Business Unit ("Melroe") which is headquartered in Fargo, North Dakota. Off-highway axles and transmissions are manufactured by the Company's Clark Hurth Components Company Business Unit ("Clark Hurth") which is headquartered in Statesville, North Carolina. Asphalt paving equipment is manufactured by the Company's subsidiary Blaw-Knox Construction Equipment Corporation ("Blaw-Knox") which is headquartered in Mattoon, Illinois. Golf cars and utility vehicles are manufactured by the Company's subsidiary, Club Car, Inc. ("Club Car") which is headquartered in Martinez, Georgia.

        On March 13, 1995, the Company acquired 9,461,810 shares of Club
Car, representing approximately 99% of the outstanding shares, for a cash price of $25 per share pursuant to a tender offer initiated by the Company on February 8, 1995. Club Car is one of the largest manufacturers of golf cars and light utility vehicles in the world and had sales in its fiscal year ending on September 25, 1994 of approximately $186 million. On March
17, 1995, the Company completed a merger of Club Car with another wholly-owned subsidiary of the Company. Upon consummation of the merger, Club Car became a wholly-owned subsidiary of the Company, and the shareholders of Club Car who did not tender their shares became entitled to receive $25 per share. The total purchase price for Club Car was approximately $242.6 million, after taking into account amounts paid with respect to certain outstanding stock options, tax benefits related to these stock options and certain transaction expenses. The financial statements which are included in this Form 10-K do not include Club Car.

        The Company acquired Blaw-Knox on May 13, 1994 from White
Consolidated Industries, Inc. for a purchase price of approximately $145 million. The Balance Sheet and results of operations of Blaw-Knox are included in the consolidated accounts of the Company subsequent to the acquisition date.

        On May 13, 1994, the Company completed the initial public offering of the stock of Clark Automotive Products Corporation ("CAPCO"). CAPCO was engaged in the business of manufacturing transmissions, primarily for on-highway applications, for sale in Brazil and North America. The Company sold approximately 91 percent of its interest in CAPCO and received net proceeds of approximately $103 million, resulting in a gain of approximately $33 million. The results of CAPCO have been deconsolidated to reflect the operations of this segment on a discontinued basis in the Statements of Income contained in this Form 10-K for all periods presented.

        VME Group N.V. ("VME") is a joint venture owned 50% by the Company and 50% by A.B. Volvo of Sweden ("Volvo"). It is engaged in the manufacture and sale of construction and earthmoving equipment. On
March 5, 1995, the Company entered into an agreement to sell all of its shares of VME to Volvo for a cash purchase price of $560 million. In addition, immediately prior to the sale, VME will pay a cash dividend to the Company of $13 million. The sale of the Company's VME shares to Volvo is expected to close early in April of 1995. VME is reflected as a discontinued operation in the Statements of Income which are included in this Form 10-K for all periods presented.

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

Backlog Orders

        The approximate dollar backlog of orders believed to be firm was $221 million (which includes $20 million for Blaw-Knox but does not include Club Car) at December 31, 1994 and $125 million at December 31, 1993. Generally, Clark's customers may cancel their orders without incurring significant cancellation charges, and, therefore, Clark's backlog is essentially a report of the recorded intentions to purchase its products, which could change before the sales are completed. The backlog figures stated above are based on orders to Clark's factories or warehouses from Clark's independent dealers and other customers who buy directly from Clark's factories or warehouses.

Manufacturing

        Melroe products are manufactured in the United States for sale throughout the world to a wide variety of users and industries, including the construction and agricultural industries. These products are distributed under the trademarks "Melroe" and "Bobcat". In addition, Melroe products are manufactured by a licensee in Australia.

        Clark Hurth products are manufactured in the United States, Belgium and Italy for sale throughout the world primarily to the construction, mining and material handling equipment industries. In addition, Clark Hurth products are manufactured by licensees in South Africa and Brazil.

        Blaw-Knox products are manufactured in the United States and England for sale throughout the world primarily to the highway construction and asphalt paving industries.

        Club Car products are manufactured in the United States for sale throughout the world in the golf, recreational, commercial and industrial markets.
                                     -3-

Distribution

        Clark Hurth products are sold directly to customers by employee sales representatives and through manufacturers representatives and independent distributors. Melroe and Blaw-Knox products are sold primarily through independent dealers. Club Car products are sold directly to customers by employee sales representatives and through independent distributors and dealers. Clark maintains a large modern central parts warehouse in Chicago, which, in conjunction with a communications network and electronic data processing equipment, provide expeditious shipment of customers' and dealers' orders for repair and replacement parts for Melroe and VME products. Clark Hurth, Blaw-Knox and Club Car parts are distributed from their respective manufacturing facilities.

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

        License fees from licensees outside the United States and Canada, other than from consolidated subsidiaries, and dividends from associated companies aggregated approximately $0.8 million in 1994, approximately $0.3 million in 1993 and approximately $0.4 million in 1992.

Raw Materials and Components

        The principal raw materials and components purchased by the Company are steel; castings; engines and accessories; hydraulic motors, pumps, valves and cylinders; fabricated metal parts; fabricated plastic parts; tires and tubes; electrical equipment; drive train components; brakes and brake components; bearings; forgings; fasteners; bushings; electric motors; gears and gear blanks; screw machine products; seals; clutch plates; torque convertors; synchronizer rings; steering arms; CV joints; cardan shafts; seats; paint; sealants and adhesives; antifreeze; batteries; radiators; oil coolers; springs; shocks; chain; sprockets; glass; filters; fabricated plastic parts; injection molded plastics; control cables; aluminum extrusions; and rotational and vacuum formed plastics.

        The items described above are purchased from a number of different suppliers, both on an individual purchase commitment basis and on a one-year blanket order basis. Multiple sources for most items are available, but substitution of engines and accessories, hydraulic motors, electrical equipment, brake assemblies, pumps, and valves, in the event they were to become unavailable from the usual sources, would in some instances require engineering modifications to the product in which they are used.

Energy

        Clark's manufacturing operations and those of its suppliers depend to a substantial extent upon the availability of natural gas, fuel oil, propane, electricity, coal, uranium and generating capacity. Clark presently expects that its plants will be able to operate with little or no interruption resulting out of scarcity of energy through 1995.

Engineering and Product Development

        An engineering staff is maintained at each of the principal manufacturing facilities of Clark. These staffs are supplemented by laboratories which provide technical support for product testing, materials research and process development. Approximately 225 engineering employees (engineers, designers, draftsmen and technicians) are presently engaged full time in engineering and product development activities. Approximately $15.6 million in 1994, $17.0 million in 1993 and $14.7 million in 1992 was spent on Company-sponsored activities relating to the development of new products and the improvement of existing products for Clark's continuing operations.

        Approximately 47 employees of Club Car are presently engaged full time in engineering and product development activities. Club Car spent approximately $2.2 million, $2 million and $1.9 million on Company-sponsored engineering and product development activities during its fiscal years ending on September 25, 1994, September 26, 1993 and September 27, 1992 respectively.

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

        Melroe is the leading producer of skid steer loaders in the United States and has approximately 9 significant competitors worldwide. Melroe also has approximately 6 significant competitors in its excavator line and 3 significant competitors in its agricultural spraying equipment product line.

        Clark Hurth has approximately 19 significant competitors and is also subject to potential competition from its customers.

        Blaw-Knox is the leading producer of asphalt paving equipment in the United States and has approximately 5 significant competitors in North America and 18 significant competitors in the rest of the world.

        Club Car is one of the two largest manufacturers of golf cars and utility vehicles in the world and has approximately 5 significant competitors in each product line.

Customers

        The Company is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its operations.

Seasonality

        Although Clark experiences slight seasonal variations in its sales of Melroe, Clark Hurth and Blaw-Knox products, Clark does not consider any material part of those businesses to be seasonal.

        Club Car's peak sales of golf cars occur during the months of February through June when units are shipped to golf clubs at the beginning of their golf season. Warm weather states, such as California and Florida, have golf seasons beginning in the fall which stimulate fleet and retail sales during the fall. Sales of Club Car's utility vehicle products occur year-round but are heavier in the spring.

Environmental Compliance

        Clark's facilities are subject to environmental regulation by federal, state and local authorities. In 1994, the Company spent approximately $2.1 million in connection with environmental compliance and cleanup activities. Capital expenditures for environmental control activities are not expected to be material for the remainder of 1995 and 1996. Clark is also involved in environmental cleanup activities or litigation in connection with former waste disposal sites and current and former plant locations. The Company has and will continue to make provisions for these cleanup costs as necessary and when the Company's liability can be reasonably estimated. As of December 31, 1994, the Company had reserves of $16 million for potential future environmental cleanup costs. Although the Company cannot determine whether or not a material effect on future operations is reasonably likely to occur, it believes that the recorded reserve levels are appropriate estimates of its potential liability for environmental cleanup costs. The Company further believes that the additional maximum exposure level in excess of the recorded reserve level would not be material to the financial condition of the Company. Although settlement of the reserves will cause future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position.

Employees

        As of December 31, 1994, Clark employed 2,919 persons in North America and 1,491 persons outside North America. A portion of Clark's production, maintenance and warehouse employees in the United States are represented by local unions affiliated with the International Brotherhood of Teamsters, the United Automobile, Aerospace and Agricultural Implement Workers of America and the United Paperworkers International Union, which are affiliated with the AFL-CIO.

        At the end of its fiscal year ending on September 25, 1994, Club Car had 683 full time and 160 temporary employees, none of whom were covered by a collective bargaining agreement.

Industry Segment and Geographic Area Discussion

        Incorporated by reference to pages 38 and 39 of that portion of the Company's Annual Report which is attached hereto as Exhibit 13.

ITEM 2. PROPERTIES

        Clark or a subsidiary of Clark owns the following principal facilities in fee, except where a lease is indicated:

                                 Total Floor Space    Leased Floor Space
Principal Products               Approximate Sq.Ft.   Approximate Sq. Ft.
Manufactured                     Plant    Office        Plant    Office
                                 (in thousands)         (in thousands)
Melroe
  Bismarck, ND                   375        48            -           -
  Gwinner, ND                    420        99            -          54
  Fargo, ND                       -         22            -          22
  Lot, Belgium                   144        38            -           -
  Other Melroe                    -          4            -           4
Clark Hurth
  Bruges, Belgium                312        19            -           -
  Statesville, NC                423        60           18           -
  Buchanan, MI                    52        10           13           -
  Arco, Italy                    199        78            -           -
  Valsugana, Italy                83         7            -           -
  Rovereto, Italy                 35         3           35           3
Blaw-Knox
 Mattoon, IL                     347        47            -           -
 Rochester, England              216        47            -           -
 Manchester, England               7         -            -           -
 Coatbridge, Scotland              6         -            -           -
Club Car
 Martinez, GA                    273        60            -           -
 Other                           -          86            -          86
Other Business Locations
  Corporate Headquarters-        -          36            -          36
    South Bend, IN
  Records Retention-             -          15            -          15
    South Bend, IN
  Clark Distribution Services-
    Chicago, IL                  507        58            -           -
    Bedford Park, IL              91         2           91           2
                               3,490       739          157         222

        Clark owns the production equipment and machines at its plants, except for an insignificant number of items which are leased. All of Clark's principal plants and warehouse facilities are in good operating condition. In 1994, Clark sold idle facilities in Georgetown, Kentucky, Atlanta, Georgia and South Bend, Indiana.

        In 1994 Clark's manufacturing plants (not including Club Car) operated at approximately 91% of capacity.


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

        On April 29, 1994, the U.S. filed suit against the Company in the United States District Court for the District of North Dakota. The complaint seeks (i) to permanently enjoin the Company to comply fully with all applicable requirements of the Act and Regulations and (ii) civil penalties against the Company of up to $25,000 per day for each violation for (a) alleged discharges of pollutants in violation of the effluent limitations contained in the pretreatment regulations, (b) failure to submit timely and complete reports and (c) a failure to sample and analyze its regulated wastewater prior to discharge into the POTW. This case is now in the discovery phase.

        The Company believes that its liability, if any, in connection with this lawsuit is adequately covered by its reserve for environmental liabilities. The Company does not expect that this lawsuit will have a material adverse effect on the Company's financial condition, results of operations or liquidity position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                EXECUTIVE OFFICERS OF THE REGISTRANT
Name of Officer and   Age as of                Principal Occupation
Positions/Offices     March 1,     Date First  and Employment During
Presently Held         1995         Elected    Past Five Years

Leo J. McKernan*       57          5/22/86     Chairman, President and
Chairman, President                            Chief Executive Officer of
and Chief Executive                            Clark Equipment Company.
Officer

Frank M. Sims*         62          3/17/87     Senior Vice President of
Senior Vice President                          Clark Equipment Company.

Paul R. Bowles         57          9/22/89     Vice President - Corporate
Vice President                                 Development of Clark
                                               Equipment Company.

Thomas L. Doepker      51          7/13/84     Vice President and
Vice President and                             Treasurer of Clark
Treasurer                                      Equipment Company.

William N. Harper      50          12/09/86    Vice President and
Vice President and                             Controller of Clark
Controller                                     Equipment Company.

Bernard D. Henely      51          7/13/84     Vice President and
Vice President,                                General Counsel of
General Counsel and                            Clark Equipment Company.
Secretary

David D. Hunter        54          10/24/94    President of Blaw-Knox
Vice President                                 Construction Equipment
                                               Corporation, a Business
                                               Unit of Clark Equipment
                                               Company.  Prior to
                                               October 1994, Managing
                                               Director of European
                                               Operations of Clark Hurth
                                               Components Company.
                                               Prior to April 1992,
                                               Executive Vice President
                                               of Talley Industries Inc.

James D. Kertz         58          2/9/93      President of Melroe Company,
Vice President                                 a Business Unit of Clark
                                               Equipment Company.  Prior
                                               to September 1992,
                                               Executive Vice President of
                                               Melroe Company.

John J. Reynolds       61          8/13/91     President of Clark Hurth
Vice President                                 Components Company, a
                                               Business Unit of Clark
                                               Equipment Company.  Prior
                                               to April 1991, President of
                                               Cherry-Burrell Corporation-
                                               automatic packaging and
                                               processing equipment.
*  Member of the Board of Directors of the Company.
Each officer's term expires at the annual meeting of the Board of Directors on May 9, 1995.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

          Incorporated by reference to page 41 of that portion of the Company's Annual Report which is attached hereto as Exhibit 13.


ITEM 6.   SELECTED FINANCIAL DATA

          Incorporated by reference to page 45 of that portion of the Company's Annual Report which is attached hereto as Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Incorporated by reference to pages 1 through 11 of that portion of the Company's Annual Report which is attached hereto as Exhibit 13.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated by reference to pages 12 through 38, 40 and 41 of that portion of the Company's Annual Report which is attached hereto as Exhibit 13.

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

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated by reference to the sections in the Company's Proxy Statement which are captioned "Executive Compensation", "Stock Option/SAR Tables", "Executive Employment Contracts", "Retirement Program", "Director Compensation Arrangements", and "Stock Acquisition Plan for Non-Employee Directors".


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements:
             Incorporated by reference to pages 12 through 45 of that portion of the Company's Annual Report which is attached hereto as Exhibit 13.

          2. Financial Statement Schedule (see index on page 13 of this report).

          3. Exhibits:

             See Exhibit List and Index attached. Exhibits numbered
             (10)(a) through (10)(aa) are management contracts and compensatory plans or arrangements.

     (b)  Reports on Form 8-K:

          1. The Registrant filed a Form 8-K dated October 26, 1994 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1995.

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

SIGNATURE                      TITLE                     DATE


/s/ Leo J. McKernan    Chairman, President, Chief        March 31, 1995
Leo J. McKernan        Executive Officer and Director
                       (Principal Executive Officer)

/s/ William N. Harper  Vice President and Controller     March 31, 1995
William N. Harper      (Principal Financial Officer and
                       Principal Accounting Officer)

     Directors

/s/ James C. Chapman
James C. Chapman           Director            )

/s/ Donald N. Frey
Donald N. Frey             Director            )

/s/ James A.D. Geier
James A.D. Geier           Director            )

/s/ Gaynor N. Kelley
Gaynor N. Kelley           Director            )         March 31, 1995

/s/ Ray B. Mundt
Ray B. Mundt               Director            )

/s/ Frank M. Sims
Frank M. Sims              Director            )

                           CLARK EQUIPMENT COMPANY
                        INDEX TO FINANCIAL STATEMENTS



     The financial statements of Clark Equipment Company and its consolidated subsidiaries, together with the report thereon of Price Waterhouse LLP dated March 6, 1995, appearing on pages 12 through 45 of that portion of the Company's 1994 Annual Report which is attached hereto as Exhibit 13, are incorporated by reference in this Form 10-K Annual Report. The following additional financial data should be read in conjunction with such financial statements. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     The consolidated financial statements of VME Group N.V. (VME) and its subsidiaries have been incorporated beginning on page 16 of this report. VME, at December 31, 1994, was a joint venture owned 50 percent each by Clark Equipment Company and A.B. Volvo of Sweden. The Company has agreed to sell its shares of VME to A.B. Volvo and the sale is expected to close in early April 1995.

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

Additional Information:
                                                            Page

     Report of Independent Accountants on Financial
       Statement Schedule                                    14


     Clark Equipment Company and Consolidated Subsidiaries-
       Schedule II                                           15


     VME Group N.V. and its subsidiaries
       Consolidated Financial Statements and Notes
        to Consolidated Financial Statements                 16 through 43


     Report of KPMG Bohlins AB on the
       Financial Statements of VME Holding Sweden AB         44 AND 45

                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE







Board of Directors
Clark Equipment Company
South Bend, Indiana


Our audits of the consolidated financial statements referred to in our report dated March 6, 1995 appearing in the 1994 Annual Report to Stockholders of Clark Equipment Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse

Price Waterhouse
South Bend, Indiana
March 6, 1995

                             CLARK EQUIPMENT COMPANY
                          AND CONSOLIDATED SUBSIDIARIES



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              (Amounts in Thousands)


                                                                         Effect of
                                   Balance at    Charged to              Exchange   Balance at
                                   Beginning of  Costs and            1/ Rate       End of
                                   Period        Expenses    Deductions  Changes    Period

Year Ended December 31, 1994

  Allowance for Doubtful Accounts  $     5,485  $    1,463  $   (1,122)  $    189  $    6,015



Year Ended December 31, 1993

  Allowance for Doubtful Accounts  $     4,735  $      905  $       23   $   (178) $    5,485



Year Ended December 31, 1992

  Allowance for Doubtful Accounts  $     8,671  $    1,028  $   (4,754)  $   (210) $    4,735






1/ Represents losses incurred on write-offs less amounts recovered.  The 1992 amount includes reductions of $3,472 due to the sale of Clark Material Handling Company to the Terex
   Corporation on July 31, 1992.






















                                      -15-

                                 VME GROUP N.V.


                        CONSOLIDATED FINANCIAL STATEMENTS


                               DECEMBER 31, 1994

                                 VME GROUP N.V.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






FINANCIAL STATEMENTS

*   Report of Independent Accountants.

*   Consolidated Balance Sheet as of December 31, 1994 and 1993.

* Consolidated Statement of Operations for each of the years in the three year period ended December 31, 1994.

* Consolidated Statement of Cash Flows for each of the years in the three year period ended December 31, 1994.

*   Notes to Consolidated Financial Statements.



SUPPLEMENTAL SCHEDULE

II  Valuation and Qualifying Accounts



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

Price Waterhouse LLP


                      Report of Independent Accountants


To the Board of Directors and
Shareholders of VME Group N.V.

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of VME Group N.V. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain subsidiaries, which statements reflect total assets of $489,725,000 and $412,300,000 at December 31, 1994 and 1993,
respectively, and total revenues of $648,270,000, $511,000,000 and $586,800,000 for the three years in the period ended December 31, 1994, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiaries, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Notes 3 and 19, the Company changed its method of accounting for income taxes and postretirement benefits effective January 1, 1993.


/s/ Price Waterhouse LLP

Cleveland, Ohio
February 27, 1995, except
as to Note 24, which is
as of March 6, 1995

                                         VME GROUP N.V.

                                   CONSOLIDATED BALANCE SHEET
                      (Amounts in millions, except share and per share amounts)

                                                  December 31,
                                              1994            1993
ASSETS
Current assets:
  Cash and cash equivalents                $    58.9       $    36.2
  Receivables                                  213.0           167.9
  Inventories                                  319.7           271.2
  Other assets                                  68.8            48.0
    Total current assets                       660.4           523.3

Long-term assets:
  Property, plant and equipment, net           158.9           152.8
  Other assets                                  13.8            17.9
  Goodwill                                     120.0            84.3
    Total assets                           $   953.1       $   778.3
                                           =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $   142.2       $    90.3
  Short-term debt                               16.5            52.2
  Current portion of long-term debt              8.3             4.3
  Other liabilities                            242.1           152.1
    Total current liabilities                  409.1           298.9

Long-term liabilities:
  Debt                                          54.5           127.1
  Shareholders' loans                           70.0            70.0
  Pension liability                             58.6            80.9
  Other                                         40.4            23.0
    Total liabilities                          632.6           599.9

Commitments and contingencies

Minority interests                              10.1            20.0

Shareholders' equity:
  Common stock: $516 par value -               129.0           129.0
   authorized 600,000 shares;
   issued and outstanding
   250,000 shares
  Paid in capital                               80.9            80.9
  Retained earnings (deficit)                   97.9           (34.2)
  Cumulative translation adjustments            26.1             7.0
  Pension adjustments                          (23.5)          (24.3)
    Total shareholders' equity                 310.4           158.4
                                            ________        ________
    Total liabilities and
    shareholders' equity                    $  953.1        $  778.3
                                            ========        ========
The accompanying notes are an integral part of these financial statements.

                                           VME GROUP N.V.

                                CONSOLIDATED STATEMENT OF OPERATIONS
                           (Amounts in millions, except per share amounts)

                                           Year Ended December 31,
                                           1994         1993         1992

Sales                                    $1,566.0     $1,239.3     $1,357.3
Cost of sales                            (1,141.8)      (958.0)    (1,169.3)
   Gross profit                             424.2        281.3        188.0

Selling, general and
   administrative expense                  (226.8)      (211.3)      (237.4)
Restructuring cost                            -            -          (18.7)
Other income (expense)                       12.6         (5.3)        (6.6)
   Operating income (loss)                  210.0         64.7        (74.7)

Financial income and expense :

  Interest income                             7.7          5.8          8.4
  Interest expense                          (18.0)       (32.2)       (47.0)

   Interest expense, net                    (10.3)       (26.4)       (38.6)

    Income (loss) before income taxes,
       minority interests and effect
       of change in accounting              199.7         38.3       (113.3)

Benefit (provision) for income taxes        (66.5)       (17.9)        23.4

    Income (loss) before
       minority interests and effect
       of change in accounting              133.2         20.4        (89.9)

Minority interests                           (1.1)        (2.7)        (3.7)

    Income (loss) before effect
       of change in accounting              132.1         17.7        (93.6)

Effect of change in accounting for
 income taxes                                 -           12.3          -

    Net income (loss)                    $  132.1     $   30.0     $  (93.6)
                                         ========     ========     ========

Per share information :
    Income (loss) before effect of
        change in accounting             $ 528.40     $ 70.95      $(374.47)
    Effect of change in accounting
        for income taxes                     -          49.14          -

    Net income (loss)                    $ 528.40     $120.09      $(374.47)
                                         =========   =========     =========

The accompanying notes are an integral part of these financial statements.

                                            VME GROUP N.V.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Amounts in millions)
                                                  Year Ended December 31,
                                                1994        1993       1992
Cash flows from operating activities:
 Net income (loss)                            $ 132.1     $  30.0    $ (93.6)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization                 31.0        31.5       42.5
   Effect of change in accounting for
    income taxes                                  -         (12.3)      -
   (Gain) loss on sale of fixed assets
    and subsidiaries                             (1.1)        0.3       (5.3)
   Minority interest in net income                1.1         2.7        3.7
   Undistributed losses
    of affiliates                                 -           0.3        0.2
   Increase (decrease) in cash flow
    from changes in:
     Receivables                                (12.7)      (32.9)      10.0
     Inventories                                (23.3)       21.0       75.8
     Accounts payable                            16.2        25.6       23.5
     Accrued expenses                            80.9        16.8      (11.4)
     Pension liability                          (27.9)        5.6        9.8
     Deferred taxes                               5.4         3.7      (36.1)
     Other                                       (9.5)       (6.8)       0.7
       Net cash provided by
        operating activities                    192.2        85.5       19.8
Cash flows from investing activities:
 Proceeds from sale of fixed assets               2.6        14.1       19.2
 Capital expenditures                           (24.7)      (21.3)     (29.8)
 Contribution received for
  joint venture interest                          3.2         6.0        -
 Sale of subsidiaries                             -           -          2.6
 Purchase of minority interest
  in Zettelmeyer                                (39.9)        -          -
 Decrease (increase) in other assets              5.2         7.4      (16.9)
       Net cash provided by (used in)
        investing activities                    (53.6)        6.2      (24.9)

Cash flows from financing activities:
 Net payments on line of
  credit borrowings                             (39.8)     (178.7)     (21.5)
 Proceeds from issuance of debt                   0.1        73.0        -
 Debt repayment                                 (80.9)      (46.2)     (59.5)
 Proceeds from financing arrangements             -           -         59.1
 Proceeds from shareholders' loans                -           -         70.0
 Capital contribution                             -           -         30.0
       Net cash provided by (used in)
        financing activities                   (120.6)     (151.9)      78.1

Effect of exchange rate changes on cash           4.7        (4.9)      (4.9)
Net increase (decrease) in cash and
 cash equivalents                                22.7       (65.1)      68.1
Cash and cash equivalents,
 beginning of year                               36.2       101.3       33.2
Cash and cash equivalents, end of year        $  58.9     $  36.2    $ 101.3
                                               =======     =======     =======
The accompanying notes are an integral part of these financial statements.

                                            VME GROUP N.V.

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Amounts in millions)


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

Note 2 - Description of Business

The Company is engaged in the design, manufacture and marketing of off-highway construction and earth-moving equipment in most world markets. This equipment is comprised of wheel loaders, articulated and rigid haulers and hydraulic excavators. The majority of sales are made to end users through a worldwide network of affiliated and independent distributors. The Company does not have significant exposure to any individual customer or distributor. The sale of replacement parts is an important component of the Company's business.

Note 3 - Summary of Significant Accounting Policies

Revenue Recognition
Revenues are recognized upon shipment of units and service parts. A provision is made for discounts, returns and recourse obligations under dealer financing arrangements.

Inventories
Inventories of non-U.S. operations are valued at the lower of cost utilizing the first-in, first-out (FIFO) method or market. Substantially all U.S. owned inventories are valued at the lower of cost utilizing the last-in, first-out (LIFO) method or market.

                                                                 Page 2
Note 3 - Summary of Significant Accounting Policies (cont'd)

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

                                    Years
     Buildings                     25 - 50
     Machinery and equipment        5 - 10
     Motor vehicles                      5
     Furniture and fixtures              3

Goodwill
Goodwill represents the excess of the total costs of businesses acquired over the fair market value of their net assets. Goodwill is being amortized on the straight-line method over a period of 40 years. Accumulated amortization expense was $10.4 in 1994 and $6.3 in 1993.

Management periodically assesses the need to record provisions for the impairment of long-lived assets by comparing their best estimate of undiscounted future cash flows before interest payments to the net book value of significant assets or businesses, including goodwill. Management considers current business plans, the cyclical nature of the global earth-moving and construction equipment industry and other factors. If projected cash flows are less than the assets' recorded value, impairment would be recorded using a fair value concept. Fair value is computed utilizing a discounted cash flow model.

Management also periodically considers the appropriateness of the remaining economic life of goodwill.

Warranties
Provision is made currently for estimated future costs that are expected to be incurred under product warranties presently in force.

Pension Plans
The Company accrues the cost of pension and retirement plans which cover substantially all employees. Benefits are based on employees' years of service and compensation. Pension costs, for defined benefit plans, are primarily computed using the unit credit method. Non-U.S. plans are funded in accordance with local laws and income tax regulations. The board of directors adopted a plan in 1994 to substantially decrease its underfunded U.S. pension status by 1996. U.S. plans' assets are invested primarily in listed stocks, guaranteed investment contracts and corporate bonds.

Product Liability
The Company accrues its best estimate of the most likely amount of settlement or claim liability for all asserted claims. For unasserted claims, the Company records an estimate of liability for incurred but not reported claims based on historical amounts of claims and settlements and reporting lag time.

Income Taxes
In January 1993, the Company adopted Statement of Financial Accounting Standard No. 109 (FAS 109) "Accounting for Income Taxes". The adoption of FAS 109 changes the method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences or temporary differences between the carrying amount and the tax bases of assets and liabilities. The adoption resulted in the recognition of a net tax benefit of $12.3. No provision for income taxes is made on $160.4 of undistributed earnings from consolidated subsidiaries, which have been or will be reinvested, and it is not practicable to quantify the amount of such taxes if remitted.

Derivative Financial Instruments
The Company attempts to limit its financial exposure to the effects of potential currency exchange rate fluctuations on balance sheet positions and cash flows corresponding to expected cross border transactions. The Company utilizes currency swap contracts to hedge balance sheet positions, and forward exchange and purchased option contracts to hedge future cash flows and avoid speculative positions which may impact expected profitability. The Company limits its use of financial instruments so that it is reasonably assured that the transactions it intends to protect will occur. Because the Company bases its hedging on expected net currency cash flows and does not designate its currency contracts as hedges of specific balance sheet items or firm currency commitments, it does not achieve hedge accounting treatment. Accordingly, all exchange contracts are marked to market each period end and recognized as Other income (expense).


Fair Value of Financial Instruments
Pursuant to Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", the carrying amount of cash, trade receivables and payables approximates fair value because of the short maturity of those instruments. The carrying value of the Company's long-term debt is considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

The fair value of derivatives, which is equal to their carrying amount, generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at year end, thereby taking into account the current unrealized gains or losses of open contracts. Market quotes are available for all of the Company's derivative financial instruments.

                                                                 Page 4
Note 3 - Summary of Significant Accounting Policies (cont'd)

Foreign Currency Translation
Foreign currency translation of substantially all assets and liabilities of non-U.S. affiliates is computed using period end currency exchange rates; equity is translated utilizing historical rates. Income and expenses are tranlated using average exchange rates for the period. For subsidiaries whose business activities are based mainly on the U.S. dollar or who operate in a "highly inflationary economy", the financial statements are remeasured into U.S. dollars using: (1) current exchange rates at the balance sheet date for all liabilities and current assets except inventories and prepaid expenses,
(2) exchange rates at the time of acquisition for prepaid expenses, inven-tories and properties, and (3) weighted average monthly exchange rates for the year for income and expense amounts, except depreciation and cost of goods sold. The resulting translation gains and losses are included in income.

The dollar is the functional currency for the U.S., Canadian and Brazilian subsidiaries. For all other subsidiaries, the local currency of the country in which the subsidiary operates and transacts its principal business is the relevant functional currency. Such countries include Sweden, Germany, Great Britain, France and Spain.

Exchange (gains) and losses included in the Consolidated Statement of Operations were $(3.0), $18.8 and $15.9 in 1994, 1993 and 1992, respectively.

Reclassifications
Certain reclassifications have been made for all years presented in the Consolidated Financial Statements to conform to the classifications adopted in 1994.


Note 4 - Acquisitions and Dispositions

On January 1, 1994, the Company increased its holding in Zettelmeyer Baumaschinen GmbH (Zettelmeyer) to 100% by acquiring the remaining 30% minority interest for $39.9. The fair value of the assets acquired and obligations assumed approximated their net book values; accordingly, the additional purchase consideration was charged principally to goodwill.

During 1993, the Company contributed stock and the book value of specific assets and liabilities in return for an 80.5% ownership interest in a company established as a joint venture with Hitachi Construction Machinery Company, Ltd (HCMC). HCMC contributed cash equal to 19.5% of the total net assets. The joint venture company, Euclid-Hitachi Heavy Equipment, Inc (Euclid-Hitachi), is consolidated in the Company's financial statements. HCMC will increase its ownership interest in Euclid-Hitachi by purchasing additional shares from the Company and subscribing for new shares of Euclid-Hitachi prior to December 31, 1996. The terms of the joint venture agreement limit HCMC to an ownership interest of less than 50% in Euclid-Hitachi.

                                                                 Page 5
Note 5 - Statement of Cash Flows

VME considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The following payments were made for:
                                               Year Ended December 31,
                                              1994        1993        1992
Interest                                     $ 18.4      $ 35.2      $ 63.7
Income taxes                                    9.1         6.3         6.4


Note 6 - Supplementary Information to Statement of Operations

Costs and expenses include :
                                                Year Ended December 31,
                                              1994        1993        1992
Research and development                     $ 49.3      $ 38.5     $ 59.9
Maintenance and repairs                        26.3        21.8       28.0

Other Income (expense) includes :
                                              1994        1993        1992
Exchange gains (losses)                      $ 10.0      $ (0.9)   $ (11.3)
Gain (loss) on sales of assets                  1.1        (0.3)       5.3
Other                                           1.5        (4.1)      (0.6)
                                             $ 12.6      $ (5.3)   $  (6.6)
                                              ======      ======     =======

A charge in 1992 for restructuring costs of $18.7 has been made in costs and expenses relating to the decision to restructure the Group's distribution organization and production facilities in North America, to improve cost efficiency and increase the manufacturing productivity and to relocate the German distribution company. The remaining restructuring reserve relating to these activities was $4.3 and $5.9 at year end 1994 and 1993, respectively. The restructuring reserve relating to Akermans Verkstad AB aggregated $1.3 and $1.4 at year end 1994 and 1993, respectively.


Note 7 - Distributor Financing Arrangements

As a service to distributors in selected geographic areas, the Company has financing agreements with certain financial institutions to assist in the financing of distributor inventory. In general, these agreements require the Company to make monthly interest payments to the financial institutions for a predetermined period or until the inventory is sold by the distributor, whichever occurs first.

Financing expenses incurred in conjunction with the above agreements were $8.7, $5.7 and $5.5 in 1994, 1993 and 1992, respectively, and were reflected in selling expenses. The interest rates charged on the above agreements are adjusted based on changes in the prime rate. The financial institutions' aggregate distributor receivable balances were $182.8 and $142.2 at December 31, 1994 and 1993, respectively. The Company's credit risk with respect to these receivable balances is not significant.

Note 8 - Income Taxes
The provision for income taxes is based on separate tax computations for each entity. Income (loss) before income taxes and minority interests is reported below:
                                                 Year Ended December 31,
                                               1994        1993        1992
  Netherlands                               $   0.9     $   0.1     $   0.7
  U.S.                                         15.4         4.1       (16.0)
  Other, principally Sweden                   183.4        34.1       (98.0)
                                            $ 199.7     $  38.3     $(113.3)
                                             =======     =======     =======

The provision (benefit) for income taxes consists of the following:

                                                 Year Ended December 31,
  Current tax expense:                         1994        1993        1992
    Netherlands                                 -           -           -
    U.S.                                        3.8         7.9         -
    Other, principally Sweden                  56.1         8.2        13.2
                                               59.9        16.1        13.2
  Deferred tax expense (benefit):
    Netherlands                                 -           -           -
    U.S.                                        4.6        (1.5)        -
    Other, principally Sweden                   2.0         3.3       (36.6)
                                                6.6         1.8       (36.6)
                                            _______     _______     _______

  Total income tax expense (benefit)         $ 66.5      $ 17.9     $ (23.4)
                                             =======     =======     =======
Tax legislation in Sweden and certain other countries allows companies to reduce their current taxable income through allocations to untaxed reserves at which time, deferred tax provisions are recorded. Reversal of such reserves generates current taxable income and a reduction of the deferred tax liabilities. Deferred income taxes apply to temporary differences primarily resulting from allocations to untaxed reserves (principally inventory and fixed assets related) and other differences between income before income taxes for financial reporting and tax purposes. Deferred tax benefits in 1992 are mainly comprised of the reversal of untaxed reserves of $21.6 and sale and lease-back of property in the amount of $13.3.

Following is a reconciliation of income tax expense (benefit) from the U.S. statutory rate to the effective tax rate (the U.S. statutory rate is utilized as the Netherlands holding company does not generate significant taxable income) :
                                                 Year Ended December 31,
                                              1994        1993        1992
Provision (benefit) for taxes at
 US statutory rate                         $   69.9    $   13.1     $ (38.5)
Effect of permanent differences
 between tax and financial income              (1.6)        2.0        (0.5)
Losses with no available tax benefits           1.2         2.0        17.6
Earnings taxed at other than U.S. rate        (11.1)        0.1        (6.1)
Change in valuation allowance resulting
 from utilization of net operating
 loss carryforwards                            (2.2)       (7.5)        -
Accrual for potential disallowances            11.0         8.3         1.1
Other                                          (0.7)       (0.1)        3.0
  Provision (benefit) for taxes at
   effective tax rate                      $   66.5    $   17.9     $ (23.4)
                                           ========    ========     =======

                                                                    Page 7
Note 8 - Income Taxes (continued)

Deferred tax assets and liabilities are comprised of the following:
                                                           1994        1993
Deferred tax assets relating to :

Accounts receivable                                      $  0.5      $  0.3
Inventories                                                 6.7         6.0
Fixed assets                                                8.3         8.0
Pension and postretirement benefits                        11.1        14.7
Expense accruals and reserves                              13.7        11.5
Net operating loss and credit carryforwards                14.4        17.0
Other                                                       6.1         5.0
Total deferred tax assets before
 valuation allowance                                       60.8        62.5
Deferred tax assets valuation allowance                   (27.2)      (31.0)
Net tax asset                                            $ 33.6      $ 31.5
                                                         ======      ======
Deferred tax liabilties relating to :

Accounts receivable                                      $  0.1      $  -
Inventories                                                 7.7         8.0
Fixed assets                                               13.0        12.7
Pensions                                                    7.6         5.2
Other                                                      11.9         5.2
Gross deferred tax liabilities                           $ 40.3      $ 31.1
                                                         ======      ======

Euclid-Hitachi's Canadian subsidiary has $16 of loss carryforwards, which expire in 1998, available to reduce future taxable income. In addition, for Canadian income tax purposes, this subsidiary has available certain depreciation allowances aggregating $5.7, which may be utilized to reduce future taxable income in succeeding years. The amount of such depreciation allowance that may be deducted in any one specific year is subject to certain limitations.

The Company's Brazilian subsidiary has $1.9 in tax credits that can be offset against future income up to 1998.

Other subsidiaries in the Company have $6.9 of operating loss carryforwards available to offset future taxable income, most of which expire in the years 1996 through 1998.



Note 9 -  Receivables
                                                            December 31,
Receivables consist of the following:                     1994        1993

  Notes receivable - trade                              $  24.5     $  12.4
  Trade receivables                                       196.2       158.8
  Other receivables                                         6.1         6.9
  Less: Allowance for doubtful accounts                   (13.8)      (10.2)
                                                        $ 213.0     $ 167.9
                                                        =======     =======

                                                                   Page 8
Note 10 - Inventories
                                                             December 31,
Inventories consist of the following:                      1994        1993

  Sales products                                        $ 198.9     $ 187.3
  Work in process                                          80.7        57.4
  Raw materials                                            73.0        59.5
  Reserves                                                (32.9)      (33.0)
                                                        $ 319.7     $ 271.2
                                                        =======     =======

FIFO values of U.S. inventories exceeded LIFO values by $6.8 in 1994 and $6.9 in 1993. Inventories valued using the LIFO method comprised 20% and 17% of consolidated inventories in 1994 and 1993, respectively.


Note 11 - Property, Plant and Equipment

Property, plant and equipment consist of the following:


                                             December 31, 1994
                                               Accumulated       Net
                                      Cost     Depreciation   Book Value
  Land and land improvements        $  16.1      $   4.8       $  11.3
  Buildings                           120.3         48.5          71.8
  Machinery and equipment             260.4        184.6          75.8
                                    $ 396.8      $ 237.9       $ 158.9
                                    =======      =======       =======


                                              December 31, 1993
                                               Accumulated       Net
                                      Cost     Depreciation   Book Value
  Land and land improvements        $  14.6      $   4.1       $  10.5
  Buildings                           110.7         41.2          69.5
  Machinery and equipment             234.7        161.9          72.8
                                    $ 360.0      $ 207.2       $ 152.8
                                    =======      =======       =======

Depreciation expense, including amortization on capitalized leases, was $27.8, $29.1 and $39.6 for the years 1994, 1993 and 1992, respectively.

                                                                 Page 9
Note 12 - Short-term Debt

Short-term debt consists of the following:

                                             December 31, 1994
                                                  Line of
                                    Interest       Credit       Amount
                  Currencies         Rate *     Available    Outstanding

  North America                       -          $   2.5       $   -
  Europe        USD,FRF,ESP,DEM      7.37%         103.3           8.2
  Brazil        USD                 11.88%          28.0           8.3
  Australia                           -              5.5           -
                                                 $ 139.3       $  16.5
                                                 =======       =======

                                             December 31, 1993
                                                  Line of
                                    Interest       Credit       Amount
                  Currencies         Rate *     Available    Outstanding

  Europe        DEM,USD,ESP,FRF      6.84%        $  83.1       $  43.6
  Brazil        USD                  8.06%           21.7           5.1
  Australia     AUD                  5.85%            5.5           3.5
                                                  $ 110.3       $  52.2
                                                  =======       =======
* Represents weighted average year-end rates.

The line of credit arrangements require payment of variable interest rates and commitment fees ranging from zero to 0.75% per year of the individual line of credit.


Note 13 - Other Current Liabilities

Other current liabilities consist of the              December 31,
 following:                                          1994        1993

  Salaries, wages and other employee costs         $  67.1     $  50.7
  Warranty obligations                                35.1        28.7
  Dealer discounts                                     5.8         5.4
  Income taxes                                        71.1        18.1
  Accrued expenses and deferred income                40.7        21.9
  Other                                               22.3        27.3
                                                   $ 242.1     $ 152.1
                                                   =======     =======

                                                                     Page 10
Note 14 - Long-Term Debt
                                                          December 31,
The following is a summary of long-term debt:           1994        1993
  Swedish Kronor Bank notes with fixed and
    variable interest rates ranging
    from 6.8% to 13.2% payable in annual
    installments over a ten-year period               $   5.0     $   5.6
  Revolving Multi Currency Credit Agreement
    of $250.0 with variable interest rates
    ranging from 6.1% to 8.9% and for
    a term of three years                                 -          44.1
  Credit Facility Agreement with a German
    bank of DEM 45.0 with an interest
    rate of 10.6% and for a term of
    three years                                           -          26.0
  Capital lease obligations in various
    currencies with fixed and variable
    interest rates ranging from 6.8%
    to 11.8% payable through 2035                        14.9        14.4
  Financing obligation in Swedish Kronor
    under sale leaseback transaction to be
    repaid over 20 years ending August, 2012
    bearing interest fixed at 10.05%
    through 1998                                         42.9        41.3
            Total                                        62.8       131.4
  Less:  Current portion of long-term debt               (8.3)       (4.3)

            Total long-term debt                      $  54.5     $ 127.1
                                                       =======     =======
The Company leases buildings, land and equipment under capital lease and financing arrangements. The related net assets of $27.4 and $26.6 in 1994 and 1993, respectively, are recorded in property, plant and equipment.

Long-term debt at December 31, 1994 matures as follows:
                 1995                       $   8.3
                 1996                           4.9
                 1997                           5.0
                 1998                           5.0
                 1999                           5.1
                 Thereafter                    34.5
                                            $  62.8
                                             =======
On December 22, 1994, the Company signed an unsecured $150 multicurrency revolving credit agreement with a group of banks for a term of five years. Borrowings on this facility will bear interest in a range from LIBOR +0.5% to LIBOR +0.9%. The Company is subject to leverage and cash flow covenants under this facility. In addtion, the Company is obligated to pay a commitment fee ranging from 0.25% to 0.45% on the undrawn and uncancelled amount of the facility. Concurrently, the Company cancelled the $250 revolving credit facility signed on February 22, 1993 and received release of assets pledged as security to this agreement.

On December 30, 1994, the Company paid and cancelled the DEM 45 credit facility agreement and thereby obtained release of the pledged shares in Zettelmeyer Baumaschinen GmbH.

Note 15 - Shareholders' loans

Shareholders' loans totalling $70.0 with a term of three years were made by the shareholders to the Company at the end of 1992. The loans were subordinated to the $250.0 Revolving Credit Facility agreement and the DEM 45.0 Credit Facility agreement until 1994, at which time they were no longer subordinated. The loans bear interest of LIBOR plus 1.3% per annum and are due January 31, 1996.


Note 16 - Leases and Commitments

The Company incurred rent expense of $ 20.1, $17.0 and $22.7 in 1994, 1993 and 1992, respectively. Future minimum rental commitments under noncancellable operating leases at December 31, 1994 are as follows:

                 1995                       $  20.4
                 1996                          16.5
                 1997                          13.0
                 1998                           6.5
                 1999                           5.9
                 Thereafter                    36.8

The Company rents equipment to others under operating lease agreements. In 1994, 1993 and 1992, the Company received rental income of $14.1, $11.9 and $9.5, respectively. The net book value of property leased to others aggregated $17.6 and $15.4 at December 31, 1994 and December 31, 1993, respectively. Future minimum rental income under noncancellable operating leases at December 31, 1994 is as follows:

                 1995                      $   10.0
                 1996                           1.4
                 1997                           0.8
                 1998                           0.5
                 1999                           0.3
                 Thereafter                     3.3


Note 17 - Derivative Financial Instruments and Risk Management

The Company operates internationally, giving rise to significant exposure to fluctuations in currency exchange rates. Derivative financial instruments are utilized by the Company to reduce those risks. The Company does not hold or issue financial instruments for trading purposes.

   Counterparty credit risk

The risk associated with counterparty default on financial instruments is measured as the cost of replacing, at prevailing market prices, those contracts with a fair value in excess of their contractual amount at period end. The counterparties to the financial instruments listed below are major international financial institutions with high credit ratings. Accordingly, the Company believes its credit risk exposure to be insignificant.

                                                                     Page 12
Note 17 - Derivative Financial Instruments and Risk Management (cont'd)

   Currency risk management

The Company enters into various types of financial instruments in managing its currency exchange risk, as indicated in the following table :

                               December 31, 1994       December 31, 1993
                              Contract     Fair       Contract     Fair
                               Amount      Value       Amount      Value

Forward exchange contracts    $ 232.6     $ 3.6       $ 205.0      $ 2.0
Currency options                305.5      10.3          56.0        -
Currency swap contracts         135.6      (2.0)         53.4        0.9

See Note 3, "Summary of Significant Accounting Policies - Fair Value of Financial Instruments" for definition of fair value. Positive carrying amounts represent assets which are recorded in other current assets. Negative carrying amounts represent liabilities which are recorded in other current liabilities.

There are no deferred gains or losses on the contracts, all of which expire in the next year. The net unrealized currency gain recognized was $1.8 and $2.9 in 1994 and 1993, respectively.

Note 18 - Pensions

The total pension expense charged to operations for 1994, 1993 and 1992 was $38.0, $33.8 and $47.8, respectively.

In Sweden, most of the plans are administered by governmental or quasi-governmental organizations. Such plans are accounted for in accordance with Financial Accounting Standard No. 87 (FAS 87). In Sweden, the Company accrues pension costs, but is only required to fund a portion of these costs. Annual pension costs include an interest factor on the unfunded obligations. Actuarial information, as supplied by the governmental agency for the plans they administer, indicates that the accrued pension costs approximate the actuarially computed value of vested and non-vested plan benefits.

Pension expense for the defined contribution plans, principally Swedish, was $28.1, $24.9 and $37.3 in 1994, 1993 and 1992, respectively. Certain employees are also covered by insured plans which supplement the benefits received from the defined contribution plans.

In the United States, Canada and for certain employee groups in Europe, principally Sweden, employees are covered by defined benefit plans.

                                                                Page 13
Note 18 - Pensions (continued)

U.S. and European (Principally Swedish) Plans
Net periodic pension cost on defined benefit plans consists of the following:
                                           Year ended December 31,
                                   1994             1993            1992
                               Europe   U.S.   Europe   U.S.   Europe   U.S.
Service cost - benefits earned
 during the period              $ 1.1  $ 0.9   $ 0.8   $ 1.0    $ 1.1  $ 0.9
Interest cost on projected
 benefit obligation               4.4    8.1     5.3     8.3      6.6    8.3
Actual return on plan assets      -      0.6     -      (5.0)      -    (3.2)
Net amortization and deferral    (0.7)  (4.3)   (0.6)   (0.1)    (0.7)  (2.0)
                                $ 4.8  $ 5.3   $ 5.5   $ 4.2    $ 7.0  $ 4.0
                                 ===== ======   ======  =====    ====== ======
Assumptions used to develop the net periodic pension cost at the beginning of each year were as follows:
                                           Year ended December 31,
                                      1994           1993           1992
                                 Europe   U.S.   Europe  U.S.   Europe  U.S.
Discount rate                     10.0%   7.5%   10.0%   8.5%    10.0%  8.5%
Long term rate
 of return on plan assets          -      9.1      -      9.1      -     9.1
Rate of increase in compensation
 levels                            4.5    4.0     4.5     4.0     6.0    5.5

The following table sets forth the discount rates and funded status of these plans at:
                                            Year ended December 31,
                                             1994           1993
                                         Europe  U.S.   Europe    U.S.
Weighted average discount rate used in
 determining the
 benefit obligations below :               8.5%   8.7%   10.0%    7.5%
                                          ====    ====   =====    ====
Actuarial present value of accumulated
 benefit obligation:
 Vested benefits                        $ 43.8  $ 94.7  $ 47.0  $ 99.8
 Non-vested benefits                       -       3.7    -        5.3
Accumulated benefit obligation          $ 43.8  $ 98.4  $ 47.0  $105.1
                                        ======  ======  ======  ======

Projected benefit obligation            $(47.2)$(101.1) $(47.4)$(109.1)
Plan assets at fair value                  -      75.8     -      69.7
 Projected benefit obligation in
 excess of plan assets                   (47.2)  (25.3)  (47.4)  (39.4)
Unrecognized net loss from actuarial
 experiences                               -      26.7     -      29.0
Unrecognized prior service cost            -       0.1     -       0.1
Unamortized net(asset) liability existing
 at date of adoption of FAS 87            (5.5)    5.0    (5.5)    5.5
Liabilities for other plans               (2.3)    -      (3.8)    -
Adjustment required to recognize
 minimum liability                          -    (29.1)    -     (30.6)
 Total pension liability                 (55.0)  (22.6)  (56.7)  (35.4)
  Less:  current portion                    -     19.0     -      11.2
  Total long-term pension liability     $(55.0) $ (3.6) $(56.7) $(24.2)
                                         ====== ======= ======= =======

                                                                 Page 14
Note 18 - Pensions (continued)

Canadian Plans

Net periodic pension income included the following :

                                                  Year ended December 31,
                                                 1994      1993      1992
Service cost - benefits earned during
 the period                                   $   0.3    $   0.2    $   0.3
Interest cost on projected benefit
 obligation                                       0.5        0.3        1.0
Actual return on plan assets                     (0.8)      (1.1)      (1.5)
Net amortization and deferral                    (0.2)      (0.2)      (0.3)
  Net periodic pension income                 $  (0.2)   $  (0.8)   $  (0.5)
                                               =======    =======    =======
Assumptions used to develop the net periodic pension income at the beginning of each year were as follows :

                                                 1994      1993      1992

Discount rate                                     7.5%       9.5%       9.5%

Long-term rate of return on plan assets           7.5%       9.5%       9.5%

Rate of increase in compensation levels           4.0%       5.5%       5.5%


The following table sets forth the Plans' funded status at:

                                                             December 31,
Actuarial present value of accumulated                     1994       1993
  benefit obligation :
  Vested benefits                                         $  5.3     $  4.4
  Non-vested benefits                                        0.4        0.3
    Accumulated benefit obligation                        $  5.7     $  4.7
                                                          ======     ======

  Projected benefit obligation                            $ (6.0)    $ (4.9)
  Plan assets at fair value                                 10.7        8.2
    Plan assets in excess of projected
     benefit obligation                                      4.7        3.3
  Unrecognized net gain from actuarial
   experiences                                              (2.3)      (1.7)
  Unrecognized prior service cost                            0.9        0.7
  Unamortized net asset existing at date
   of adoption of FAS 87                                    (0.9)      (0.8)
    Prepaid pension asset                                 $  2.4     $  1.5
                                                           ======     ======

Other Plans

Certain subsidiaries' pension plans and postretirement benefits are funded by a government-administered program. Contributions to the defined contribution pension plans are based on payroll costs and have been fully provided for through December 31, 1994.

Note 19 - Postretirement and Postemployment Benefits

The Company adopted Statement of Financial Accounting Standard No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993. This statement requires the Company to recognize, during the working career of those employees who could become eligible for such benefits, the estimated cost of providing certain postretirement benefit costs (other than pensions) for those employees when they retire.

The Company and its subsidiaries provide certain health care and life insurance benefits for its U.S. retired employees. Substantially all of the Company's U.S. employees may become eligible for those benefits if they reach normal retirement age while still working for the Company. Those benefits and similar benefits for active employees are provided through an insurance company whose premiums are based on the benefits paid during the year. The total postretirement health care and life insurance expense charged to income was $11.7, $12.1 and $6.7 in 1994, 1993 and 1992, respectively.

Annual net postretirement benefit costs under the Company's benefit plan are determined on an actuarial basis. The Company's current policy is to pay these benefits as they become due. The Company has elected to recognize the transition obligation of $84.9 over a 20-year period.

Net periodic postretirement benefit cost consists
of the following :
                                                           1994       1993

Service cost                                             $   0.7    $   0.7
Interest cost on projected benefit obligations               6.8        7.1
Amortization of transition obligation                        4.2        4.3
Total net periodic pension cost                          $  11.7    $  12.1
                                                         =======    =======

The accumulated postretirement benefit obligation is comprised as follows:

Retired participants                                     $  70.3    $  79.3
Fully eligible active plan participants                      4.9        6.5
Other active plan participants                               7.5       11.6

Total accumulated postretirement benefit
 obligation                                              $  82.7    $  97.4

Unrecognized gain (loss)                                     5.1      (11.2)
Unrecognized transition obligation                         (76.4)     (80.6)

Accrued postretirement benefit cost other
than pensions                                             $ 11.4    $   5.6
                                                          ======    =======

The discount rate used in determining the accumulated benefit obligation was 8.8%. The assumed health care cost trend rates result in per capita net incurred medical claims increasing 11% under age 65 and 9% over age 65. These rates decrease to 7% for both over and under age 65 by the year 2005. If the assumed health care cost trend rate were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1994, would increase $10.4.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accouting Standard No. 112 "Employers' Accounting for Postemployment Benefits". This statement establishes accounting standards for employers who provide benefits such as supplemental unemployment compensation, severance benefits, salary continuation and other benefits to former or inactive employees after employment but before retirement.

The Company adopted this statement effective January 1, 1994 and recognized a liability of $0.5 for the year ended December 31, 1994.


Note 20 - Shareholders' Equity

VME Group N.V. acquired from AB Volvo and Clark Equipment Company all outstanding shares in VMEA and VMEHS on December 22, 1993 in exchange for newly issued shares in VME Group N.V. Shares of common stock in the amount of 250,000 were reflected as if outstanding for all periods reported.

Dividends are declared and paid in Dutch guilders. With the approval of the Supervisory Board, the Managing Board may determine that distributions be made payable in another currency.

                                                                   Page 17
Note 20 - Shareholders' Equity (continued)

Changes in Shareholders' equity are as follows:
                                          Retained  Cumulative
                       Common   Paid-In   Earnings  Tranlation    Pension
                       Stock    Capital   (Deficit) Adjustments  Adjustments   Total
January 1, 1992        $129.0   $ 50.9   $ 29.4     $ 48.4       $ (4.6)       $253.1
Capital contribution      -       30.0      -          -             -           30.0
Pension liability
 in excess of
 unrecognized prior
 service cost             -        -        -          -           (7.4)         (7.4)
Net loss                  -        -      (93.6)       -             -          (93.6)
Cumulative
 Translation
 Adjustment               -        -         -       (27.3)          -          (27.3)
December 31, 1992      $129.0   $ 80.9   $(64.2)    $ 21.1       $(12.0)       $154.8

Pension liability
 in excess of
 unrecognized prior
 service cost             -        -        -          -          (12.3)        (12.3)
Net income                -        -       30.0        -             -           30.0
Cumulative
 Translation
 Adjustment               -        -        -        (14.1)          -          (14.1)
December 31, 1993      $129.0   $ 80.9   $(34.2)    $  7.0       $(24.3)       $158.4

Pension liability
 in excess of
 unrecognized prior
 service cost            -         -        -          -            0.8           0.8
Net income               -         -      132.1        -            -           132.1
Cumulative
 Translation
 Adjustment              -         -        -         19.1           -           19.1
December 31, 1994      $129.0   $ 80.9   $ 97.9     $ 26.1        $(23.5)      $310.4
                       ======    ======  ======     ======         ======       ======

The capital contribution in 1992 of $30.0 was equally contributed by the two shareholders.


















/TABLE

                                                                      Page 18
Note 21 - Contingencies

The Company is engaged in a number of legal preceedings arising in the ordinary course of business. Of these claims and lawsuits, some involve claims for damages for injury, death or property damage arising from alleged defects in products of the Company or products of Clark Equipment Company or its subsidiaries for which the Company assumed responsibility at the time of its formation. Most of the product-related cases are in varying stages of pretrial completion.

The ultimate results of these claims and lawsuits at December 31, 1994, is not determinable, but in the opinion of the management any ultimate loss resulting therefrom will not materially affect the financial position or results of operations of the Company.

The U.S. Internal Revenue Service (IRS) has completed its examination of VMEA's federal income tax returns for the years 1988-1991. An examination report which proposed substantial adjustments was issued by IRS in April 1994. During 1994, the Company submitted its protest in challenge to the IRS report. Issues which may give rise to examination adjustments include a worthless stock deduction, acquired inventories and imputed interest on advances to subsidiaries. In addi-tion, the Company has received notice of proposed tax adjustments from the Belgian and Swedish tax authorities. If all of the proposed adjustments were resolved unfavorably to the Company, the Company has estimated its total liability with interest and penalties would be approximately $50. Management believes that the ultimate outcome of those proposed adjustments will not have a material adverse effect on the financial position or results of operations of the Company.

The Company has agreements with selected distributors and customers to repurchase a limited volume of parts at pre-established prices and conditions. The liability for parts return was $6.9 and $5.6 at December 31, 1994 and 1993, respectively, and is included in other current liabilities. The Company is also obligated, under certain conditions, to repurchase some dealer or customer inventory and rental assets funded by financial institutions aggregating $12.0 at December 31, 1994. In the opinion of management, adequate provisions have been made for costs which might be incurred in connection with the agreements.

The Company has guaranteed secured obligations of others and discounted notes with recourse in an aggregate amount of $65.6 at December 31, 1994.

                                                                Page 19
Note 22 - Segment Information

The Company operates in one industry segment, the manufacturing and marketing of construction equipment and related parts. Intersegment geographic sales to affiliated companies are invoiced at prices estimated to represent fair market value to the affiliated company performing further manufacturing or distribution activities. Following is financial information by geographic segment:

                                          North
                                 Europe  America  Other  Elimin.  Total
Sales

 Year ended December 31, 1994
 Sales to unaffiliated
  customers                    $1,001.2 $ 429.8 $ 135.0$  -      $1,566.0
 Intersegment sales               300.9    49.0     0.7 (350.6)     -
                               $1,302.1 $ 478.8 $ 135.7$(350.6)  $1,566.0
                                ======== =======  ====== =======  ========
Year ended December 31, 1993
 Sales to unaffiliated
  customers                    $  807.2 $ 327.6 $ 104.5$   -     $1,239.3
 Intersegment sales               185.9    61.1     0.5 (247.5)     -
                               $  993.1 $ 388.7 $ 105.0$(247.5)  $1,239.3
                                 ======= =======  ====== =======  ========

Year ended December 31, 1992
 Sales to unaffiliated
  customers                    $  936.4 $ 330.4  $ 90.5$   -     $1,357.3
 Intersegment sales               127.3    56.7     4.1 (188.1)     -
                               $1,063.7 $ 387.1  $ 94.6$(188.1)  $1,357.3
                                ======== ======= ======  =======  ========


                                           North
                                  Europe  America  Other            Total

Income before taxes and effect
 of change in accounting
 Year ended December 31, 1994    $ 169.8 $  17.5  $ 11.3           $ 198.6
 Year ended December 31, 1993       29.5     8.7    (2.6)             35.6
 Year ended December 31, 1992      (68.3)  (37.0)  (11.7)           (117.0)


                                            North
                                   Europe  America Other  Elimin.  Total
Identifiable assets
 Year ended December 31, 1994    $1,177.2 $ 212.6 $  65.1$(501.8)    $953.1
 Year ended December 31, 1993       990.5   196.6    50.1 (458.9)     778.3
 Year ended December 31, 1992     1,042.8   209.4    58.4 (340.7)     969.9

Note 23 - Related Party Transactions

The following is a summary of related party transactions:

                                          AB Volvo and       Clark and
                                          Subsidiaries      Subsidiaries

1994 VME Transactions
    Sales                                        $  30             $   -
    Purchased materials                             62                10
    Parts distribution service fee                   -                 8
    Other expense                                    7                 1
    Interest expense                                 2                 2

1994 VME Balances
    Accounts receivable                              5                 -
    Accounts payable                                 6                 -

1993 VME Transactions
    Sales                                        $  20             $   -
    Purchased materials                             39                19
    Parts distribution service fee                   -                 7
    Other expense                                   10                 1
    Interest expense                                 2                 2

1993 VME Balances
    Accounts receivable                              6                 1
    Accounts payable                                 2                 -

1992 VME Transactions
    Sales                                        $  18             $   2
    Purchased materials                             51                23
    Parts distribution service fee                   -                 9
    Other expense                                   13                 -

1992 VME Balances
    Accounts receivable                              2                 1
    Accounts payable                                 2                 2



Note 24 - Subsequent events

On March 6, 1995, AB Volvo and Clark Equipment Company announced an agreement whereby Volvo will purchase Clark's 50 percent shareholding in the Company.

Approval from the EU commission and Canadian authorities are a prerequisite for the acquisition and the objective is that the acquisition will become effective on March 31, 1995. The Company will thereafter be a fully owned subsidiary of Volvo.

                    Report of Independent Accountants on
                        Financial Statement Schedule





To the Board of Directors
of VME Group N.V.


Our audits of the consolidated financial statements referred to in our report dated February 27, 1995, except as to Note 24, which is as of March 6, 1995 appearing in the 1994 consolidated financial statements of VME Group N.V. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Cleveland, Ohio
February 27, 1995, except
as to Note 24, which is as of
March 6, 1995

                                                                  SCHEDULE II

                                               VME GROUP N.V.

                                     VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992


                                        Balance at       Charged to
                                      Beginning of       Cost and         Other        Balance at
Description                              Period          Expenses      Add (Deduct)    End of Period

Year ended December 31, 1994:
  Allowance for doubtful accounts      $   10.2          $  4.1         $   0.9    *     $  13.8
                                                                           (1.4)   **

Year ended December 31, 1993:

  Allowance for doubtful accounts       $  12.2          $  2.4         $  (1.4)   *     $  10.2
                                                                           (3.0)   **

Year ended December 31, 1992:

  Allowance for doutbful accounts       $  15.4          $ (0.3)        $  (2.3)   *     $  12.2
                                                                           (0.6)   **


  *  Primarily represents translation adjustments

 **  Write-offs and disposals


                                             -43-

KPMG Bohlins

     KPMG Bohlins AB      Mail Address          Telephone +46(31)614800
     Norra Hamngatan 22   P.O. Box 11908        Telefax   +46(31)152655
     Gothenburg           S-404 39 Gothenburg   Telex     21762BJGS
     Sweden               Sweden                Corporate identity number
                                                556043-4465

Independent Auditor's Report

To the Board of Directors of VME Holding Sweden AB:

We have audited the consolidated balance sheets of VME Holding Sweden AB and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income (loss) and cash flows for each of the years in the three year period ended December 31, 1994 (expressed in U.S. dollars and not presented separately herein). In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II, (expressed in U.S. dollars and not presented separately herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

The consolidated financial statements and financial statement schedule have been translated in accordance with the standards set forth in Statement of Financial Accounting Standards No. 52 from Swedish Kronor (the currency of the country where VME Holding Sweden AB is incorporated and in which it operates) into U.S. dollars for purposes of inclusion in the consolidated financial statements of VME Group N.V.

In our opinion, for purposes of inclusion in the consolidated financial statements of VME Group N.V., the translated financial statements present fairly, in all material respects, the consolidated financial position of VME Holding Sweden AB and subsidiaries at December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements, presents fairly in all material respects the information shown therein.

Gothenburg, Sweden
February 27, 1995

/s/ KPMG Bohlins AB

KPMG Bohlins AB

                         Head Office    Mail address     Tel +46+8+7239100
Member Firm of           Tegelbacken 4, P.O. Box 16106   Fax +46+8+105258
Klynveld Peat Marwick    Stockholm      S-103 23 Stockholm
Goerdeler                Sweden         Sweden

                              EXHIBIT LIST AND INDEX


                                                  Filed Herewith Unless
Exhibit    Description                            Otherwise Indicated

(2)(a)     Underwriting Agreement                 Incorporated by reference
           dated May 6, 1994 among                to Exhibit (2)(a) to
           Automotive Products Company,           Registrant's Form 8-K
           Clark Automotive Products              filed on May 27, 1994
           Corporation, and Clark                 with respect to
           Equipment Company and CS               Registrant's disposition
           First Boston Corporation               of Clark Automotive
           and Merrill, Lynch, Pierce,            Products Corporation
           Fenner & Smith Incorporated
           as representatives of the
           Underwriters

(2)(b)     Subscription Agreement dated           Incorporated by reference
           May 6, 1994 among Automotive           to Exhibit (2)(b) to
           Products Company, Clark                Registrant's Form 8-K
           Automotive Products Corporation,       filed on May 27, 1994
           Clark Equipment Company, CS            with respect to
           First Boston Limited, Merrill          Registrant's disposition
           Lynch International Limited, ABN       of Clark Automotive
           AMRO Bank N.V., Banque Bruxelles       Products Corporation
           Lambert S.A., Cazenove & Co.,
           Dresdner Bank Aktiengesellschaft
           and UBS Limited

(2)(c)     Agreement of Purchase and Sale         Incorporated by reference
           dated April 20, 1994 between           to Exhibit (2) to
           Clark Equipment Company and            Registrant's Form 8-K
           White Consolidated Industries          filed on May 27, 1994
           Inc.                                   with respect to
                                                  Registrant's acquisition
                                                  of Blaw-Knox Construction
                                                  Equipment Corporation


(2)(d)     Agreement and Plan of Merger           Incorporated by reference
           dated as of February 3, 1995 by and    to Exhibit (c)(1) to the
           among Clark Equipment Company, Clark   Registrant's Schedule
           Acquisition Sub, Inc. and Club Car,    14D-1 and Schedule 13D
           Inc.                                   dated February 8, 1995

(2)(e)     Stock Purchase Agreement dated as      ---
           of March 5, 1995 by and among
           Aktiebolaget Volvo, Clark Equipment
           Company and Clark Hurth Components
           Marketing Company

(3)(a)     Restated Certificate of                Incorporated by reference
           Incorporation                          to Exhibit (3)(a) to
                                                  Registrant's Form 10-K
                                                  for the year 1992

                                                 Filed Herewith Unless
Exhibit    Description                            Otherwise Indicated

(3)(b)     By-laws, as amended                    ---

(3)(c)     Amended and Restated Rights            Incorporated by reference
           Agreement, dated as of                 to Exhibit (3)(c) to
           August 14, 1990 between                Registrant's Form 10-Q
           Clark Equipment Company and            for the period ended
           Harris Trust and Savings Bank          September 30, 1990

(4)(a)     Indenture dated as of August 1,        Incorporated by reference
           1983 between Clark Equipment           to Exhibit (4)(a) to
           Company and Harris Trust and           Registrant's Form 10-K
           Savings Bank as trustee, as to         for the year 1992
           which Pittsburgh National Bank
           is successor trustee, as
           supplemented by a First
           Supplemental Indenture dated as
           of February 1, 1991 and a
           Second Supplemental Indenture
           dated as of April 1, 1993

(4)(b)     Specimen form of 9-3/4% Note           Incorporated by reference
           issued pursuant to Exhibit             to Exhibit (4)(b) to
           (4)(a)                                 Registrant's Form 10-K
                                                  for the year 1992

(4)(c)     Master Credit Agreement with           ---
           Chemical Bank, as Agent,
           dated as of April 6, 1994

(4)(d)     Amendment No. 1 dated                  ---
           February 21, 1995 to Master
           Credit Agreement with
           Chemical Bank, as Agent,
           dated as of April 6, 1994

(4)(e)     Registrant is a party to several       Pursuant to paragraph
           other long term debt agreements        (4)(iii)(A) of Item
           under which, in each case, the         601(b) of Regulation
           total amount of securities             S-K, Registrant agrees
           authorized does not exceed 10%         to furnish a copy of
           of the assets of Registrant and        these instruments to
           its consolidated subsidiaries          the Securities and
                                                  Exchange Commission
                                                  upon request

(10)(a)    Employment contract with Leo           Incorporated by reference
           J. McKernan, Chairman, President       to Exhibit (10)(a) to
           and Chief Executive Officer,           Registrant's Form 10-K
           dated November 12, 1992                for the year 1992

(10)(b)    Employment contract with Frank         ---
           M. Sims, Director and Senior
           Vice President, dated
           February 15, 1995

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

(10)(h)    1985 Stock Option Plan                 Incorporated by reference
                                                  to Exhibit 10(j) to
                                                  Registrant's Form 10-K
                                                  for the year 1991

(10)(i)    Stock Purchase Program (adopted        Incorporated by reference
           as of May 10, 1994)                    to Exhibit (10)(a) to
                                                  Registrant's Form 10-Q
                                                  for the period ended
                                                  June 30, 1994

(10)(j)    Stock Acquisition Plan for             Incorporated by reference
           Non-Employee Directors                 to Exhibit A to
                                                  Registrant's Proxy
                                                  Statement for the Annual
                                                  Meeting of Stockholders
                                                  held on May 10, 1994

(10)(k)    1994 Long Term Incentive Plan          Incorporated by reference
                                                  to Exhibit B to
                                                  Registrant's Proxy
                                                  Statement for the Annual
                                                  Meeting of Stockholders
                                                  held on May 10, 1994

                                                  Filed Herewith Unless
Exhibit    Description                            Otherwise Indicated

(10)(l)    Incentive Compensation Plan            ---
           for Corporate Office Management
           (amended and restated effective
           as of January 1, 1994)

(10)(m)    Incentive Compensation Plan            ---
           for Business Unit Management
           (amended and restated effective
           as of January 1, 1994)

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

(10)(q)    Clark Equipment Company                ---
           Deferred Benefit Trust

(10)(r)    Clark Equipment Company                ---
           Supplemental Retirement Income
           Plan for Certain Executives

(10)(s)    Amendment No. 1 to Clark               ---
           Equipment Company Supplemental
           Retirement Income Plan for
           Certain Executives

(10)(t)    Amendment No. 2 to Clark               ---
           Equipment Company Supplemental
           Retirement Income Plan for
           Certain Executives

(10)(u)    Clark Equipment Company                ---
           Supplemental Executive
           Retirement Trust

(10)(v)    Clark Equipment Company                ---
           Supplemental Executive
           Retirement Plan

(10)(w)    Amendment No. 1 to Clark               ---
           Equipment Company Supplemental
           Executive Retirement Plan

                                                  Filed Herewith Unless
Exhibit    Description                            Otherwise Indicated

(10)(x)    Amendment No. 2 to Clark               ---
           Equipment Company Supplemental
           Executive Retirement Plan

(10)(y)    Form of Participation Agreement        ---
           for Clark Equipment Company
           Supplemental Retirement Income
           Plan for Certain Executives

(10)(z)    Form of Participation Agreement        ---
           for Clark Equipment Company
           Supplemental Executive Retirement
           Plan

(10)(aa)   Retirement Plan for Outside            ---
           Directors


(13)       Portions of Clark Equipment            ---
           Company 1994 Annual Report
           to Stockholders which are
           incorporated by reference
           into this Form 10-K

(22)       Subsidiaries of Clark Equipment        ---
           Company

(23)(a)    Consent of Independent Accountants-    ---
           Price Waterhouse LLP

(23)(b)    Consent of Independent Accountants-    ---
           KPMG Bohlins AB

(27)       Financial Data Schedules               ---

(99)       Computation of Ratio of Earnings to    ---
           Fixed Charges for the twelve
           months ended December 31, 1994