Form 10-Q
period 1995-03-31
CLARK EQUIPMENT CO /DE/
filed 1995-05-15
CIK 109710

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934




For the Quarterly Period Ended               Commission File Number:  1-5646
March 31, 1995


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


Yes  X    No____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,101,396 shares of $7.50 Par Value Common Stock were outstanding at the close of business on May 9, 1995.

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


PART II  OTHER INFORMATION

     Item 5.   Other Information

               Attached hereto as Exhibit (99) is a Computation of Registrant's Ratio of Earnings to Fixed Charges for the three months ended March 31, 1995.

     Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits

               See attached Exhibit List and Index

               (b) Reports on Form 8-K:

               1. The Registrant filed a Form 8-K dated January 26, 1995 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS. This Form 8-K included Registrant's income statement and balance sheet for the fourth quarter of 1994 and the full year 1994.

               2. The Registrant filed a Form 8-K dated February 3, 1995 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS.

               3. The Registrant filed a Form 8-K dated March 6,1995 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS.

               4. The Registrant filed a Form 8-K dated March 9,1995 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS.

               5. The Registrant filed a Form 8-K dated March 13, 1995 reporting on Item 2, ACQUISITION OR DISPOSITION OF ASSETS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS. This Form 8-K included (a) the audited Consolidated Balance Sheets of Club Car, Inc. as of the fiscal years ended September 25, 1994 and September 26, 1993; (b) the audited Consolidated Statements of Income,

               Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders Equity (Deficit) for Club Car, Inc. for the fiscal years ended September 25, 1994, September 26, 1993 and September 27, 1992; (c) the unaudited condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows of Club Car, Inc. for the three months ended December 25, 1994 and December 26, 1993; (d) a pro forma Balance Sheet which combines the Balance Sheet of Club Car, Inc. with the Balance Sheet of Registrant as of December 31, 1994; and (e) the pro forma Income Statement which combines the results of Club Car with the results of Registrant for the year ended December 31, 1994.

          6. The Registrant filed a Form 8-K dated March 29, 1995 reporting on Item 5, OTHER EVENTS, and Item 7, FINANCIAL STATEMENTS AND EXHIBITS.

                                 ***********




                                  SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 1995               By:   /s/ B. D. Henely
                                        B. D. Henely
                                        Vice President, General Counsel
                                        and Secretary
                                        (Duly Authorized Officer)



Date:  May 15, 1995               By:   /s/ W. N. Harper
                                        W. N. Harper
                                        Vice President and Controller
                                        (Principal Accounting Officer)

CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF INCOME AND RETAINED EARNINGS (UNAUDITED)
Three months ended March 31,
(Amounts in Thousands, except per share data)                 1995        1994*
Net sales ................................................  $ 313,124 $ 205,163

Operating costs and expenses:
   Cost of goods sold ....................................    246,692   162,087
   Selling, general and administrative expenses ..........     35,110    25,547
                                                              281,802   187,634
Operating income  ........................................     31,322    17,529
Other income, net ........................................      4,466     7,016
Interest expense  ........................................     (5,390)   (5,570)
Pre-tax income from continuing operations ................     30,398    18,975
Provision for income taxes ...............................     10,346     6,659
Income from continuing operations ........................     20,052    12,316
Income from discontinued operations ......................     20,337    14,588

Net income................................................     40,389    26,904


Add: Income retained at beginning of period ..............    254,643    92,708

Income retained at end of period .........................  $ 295,032 $ 119,612


Income per share:
   From continuing operations...........................    $   1.16  $     .70
   From discontinued operations.........................        1.18        .84
   Net income ..........................................    $   2.34  $    1.54

Average number of shares................................      17,294     17,449
Number of shares outstanding at end of period  .........      17,101     17,411

* Restated to reflect the equity in net income of VME Group N.V. as a discontinued operation.

See Notes to Financial Statements










CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET (UNAUDITED)
                                                           Amounts in Thousands
                                                           Mar. 31        Dec. 31,
                                                            1995            1994
Cash, cash equivalents and short-term investments ....    $ 47,046         $ 228,604

Accounts and notes receivable .........................    186,808           108,460
Accounts receivable from associated companies .........      1,703             1,085
Inventories:
      Raw Materials ...................................     52,505            37,070
      Work-in-process and finished goods ..............    117,383            86,658
          Total inventory .............................    169,888           123,728
Investment and advances, discontinued operations (VME).    216,280                -
Deferred tax assets ...................................     27,400            24,384
Other current assets ..................................     12,492             8,862
          Total current assets ........................    661,617           495,123
Investment and advances-associated companies ..........      8,957            12,555
Investment and advances,discontinued operations (VME)..        -             195,943
Deferred tax assets-net ...............................     96,891           100,402
Property, plant and equipment - at cost ...............    432,513           382,523
Less accumulated depreciation .........................    220,196           201,384
          Net property, plant and equipment ...........    212,317           181,139
Goodwill...............................................    379,095           167,272
Other assets ..........................................     50,517            41,465
                                                       $ 1,409,394       $ 1,193,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable .........................................$    97,191        $   11,944
Accounts payable and accruals .........................    180,075           127,161
Accrued payrolls, social security and general taxes ...     36,156            29,967
Accrued postretirement benefits - current .............     19,481            21,132
Taxes on income .......................................      7,933             1,547
Deferred income taxes .................................        672               715
Current installments on long-term debt ................     18,574            12,140
      Total current liabilities .......................    360,082           204,606
Long-term debt ........................................    225,489           193,294
Other non-current liabilities .........................    102,067            93,994
Accrued postretirement benefits .......................    244,876           241,837
Deferred income taxes .................................      7,533             8,008
          Total liabilities ...........................    940,047           741,739
Stockholders' Equity:
Preferred stock - authorized 3,000,000 shares at
     $1.00 par value - none issued ...................        -                    -
Capital stock common - authorized 40,000,000 shares at
     $7.50 par value - issued 19,194,684 shares at
     March 31, 1995 and December 31, 1994 ............     143,960           143,960
Capital in excess of par value of stock ...............    180,228           180,107
Retained earnings .....................................    295,032           254,643
Cumulative translation and other adjustments ..........    (54,166)          (47,211)
                                                           565,054           531,499
Less, common stock held in treasury, at cost -
     2,093,288 shares and 1,793,709 shares at the
     respective dates.................................     (69,838)          (53,470)
Less, unallocated LESOP shares purchased with debt -
834,494 shares at March 31, 1995 and December 31, 1994 .   (25,869)          (25,869)
          Total stockholders' equity ...................   469,347           452,160
                                                        $1,409,394        $1,193,899

See Notes to Financial Statements



CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS (UNAUDITED)
Three months ended March 31
                                                    Amounts in Thousands
                                                     1995          1994*


CASH FLOWS FROM OPERATING ACTIVITIES:


Net income .....................................   $ 40,389       $ 26,904
Less, income from discontinued operations ......    (20,337)       (14,588)
Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation .............................       9,056          7,499
     Amortization of intangibles ..............       1,338            464
     Exchange loss ............................       6,577            171
     Employee benefit expense funded
          with treasury stock ................          565            253
     Loss of unconsolidated companies .........         150             -
     Increase in receivables and other current
          assets..............................      (38,087)       (21,806)
     Decrease in refundable income taxes ......         -            2,423
     Decrease(increase) in inventory ..........     (18,162)         1,788
     Decrease (increase) in net deferred tax
          assets..............................         (147)           484
     Increase in payables and accruals ........      27,287         10,214
     Increase in other non-current assets .....      (1,236)          (715)
     Increase in other long-term liabilities ..       7,454          4,910
     Other.....................................          25             (1)
Net cash provided by operating activities ......     14,872         18,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of acquisition - net of cash acquired .....   (245,173)           -
Additions to properties ........................    (16,722)        (6,982)
Sales of properties ............................        139            269
Decrease (increase) in short-term investments ..    180,200        (21,300)
Decrease (increase) in investments and
advances--associated companies .................          4             (1)
    Net cash used in investing activities ......    (81,552)       (28,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term borrowings ..............         83            -
Payments on long-term debt .....................       (494)          (417)
Increase in notes payable-current ..............     84,127          1,873
Repurchase of shares and placed in treasury ....    (16,933)           -
Other...........................................        121            115
     Net cash provided  in financing activities      66,904          1,571

Effect of exchange rate changes on cash ........     (1,582)          (469)
Cash flows from discontinued automotive operations      -           (2,769)
Decrease in cash and cash equivalents ..........     (1,358)       (11,681)
Cash and cash equivalents at beginning of year .     48,404         35,228
Cash and cash equivalents at end of period .....     47,046         23,547
Short-term investments (cost approximates market)       -          221,900
Cash, cash equivalents and short-term investments  $ 47,046       $245,447

* Restated to separately reflect cash flows from discontinued operations.

See Notes to Financial Statements


                                       - 7 -
/TABLE

            CLARK EQUIPMENT COMPANY AND CONSOLIDATED SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
General Information

These financial statements have been prepared from the unaudited financial records of the Registrant (also referred to herein as the "Company" or "Clark"). The statements should be read in conjunction with the Company's 1994 Annual Report filed on Form 10-K. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been reflected. All adjustments are of a normal and recurring nature except as otherwise discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net income per share amounts are in dollars, based on the average number of shares outstanding for the period, taking into account the dilutive effect of common stock equivalents under the Registrant's stock option plans. The number of shares used to compute net income per share for the three month periods ended March 31, 1995 and March 31, 1994, were 17,293,583 and 17,449,303, respectively. There were no dividends paid during the three months ending March 31, 1995 or March 31, 1994.

7,738 shares of common stock were reserved for issuance pursuant to the exercise of options under the 1985 Stock Option Plan on March 31, 1995. Options for 7,738 shares were outstanding under the 1985 Stock Option Plan on the same date.

On May 10, 1994, the stockholders of the Company approved the 1994 Long
Term Incentive Plan ("LTIP") and the Stock Acquisition Plan for Non-Employee Directors ("Director Stock Plan"). 850,000 shares and 150,000 shares were authorized for issuance under the LTIP and the Director Stock Plan respectively. Options for 88,400 shares were outstanding at March 31, 1995 under the LTIP.

In addition to the above options, there were performance units outstanding at March 31 of 393,966 in 1995 and 464,139 in 1994. These performance units are equivalent to free-standing stock appreciation rights. When the performance units are surrendered, the grantee receives a cash payment for each unit surrendered, equal to the amount by which the price of Clark stock on the date of surrender exceeds the exercise price.

Organizational Developments

Acquisitions:

In May 1994, the Company acquired the stock of Blaw-Knox Construction Equipment Corporation ("Blaw-Knox"), a leading manufacturer of asphalt pavers, for approximately $145 million. If the Company had acquired Blaw-Knox at January 1, 1994, sales in the first quarter of 1994 would have increased by approximately $26.3 million and net income would have increased by approximately $2.2 million.

The Company acquired the stock of Club Car, Inc. ("Club Car"), a leading manufacturer of golf cars and utility vehicles on March 13, 1995 for approximately $245 million (net of cash acquired). Included in the first quarter of 1995 sales are sales of approximately $12 million related to Club Car. Club Car's operations had an immaterial effect on the 1995 first quarter income.

Sale of VME:

On April 13, 1995, the Company sold its interest in VME Group N.V. ("VME"), its 50 percent owned construction equipment joint venture, to A.B. Volvo for $573 million. Clark is expected to net approximately $430 million after expenses and taxes and realize a gain on the transaction of approximately $270 million. Clark filed a Form 8-K on April 21, 1995 showing the pro forma effects of this transaction on the December 31, 1994 balance sheet (after adjustments for the Club Car acquisition).

The first quarter results of VME are included in Clark's first quarter results as a discontinued operation. VME's results have been included to reflect Clark's continued ownership of VME through March 31, 1995. The remaining gain to be recorded on the sale of VME, after the recognition of VME's first quarter results, is approximately $250 million.

Tender Offer by Ingersoll-Rand:

On April 9, 1995, Clark and Ingersoll-Rand Company ("IR") entered into a Merger Agreement. Pursuant to the terms of this Merger Agreement, IR agreed to increase to $86 per share the purchase price offered under its tender offer to purchase 100% of the stock of Clark. The tender offer was originally scheduled to expire on May 5, 1995 but has been extended to May 19, 1995 to allow additional time for completion of review of the transaction by the Antitrust Division of the Justice Department. If a change of control occurs under the tender offer, certain additional liabilities will result under officer and employee benefit plans. The liabilities resulting from these change of control provisions will be reflected in the Company's financial statements if and when a change of control occurs and will be material to future results of operations. The Company also expects to incur expenses of approximately $18 million in connection with the IR tender offer and merger if they are consummated.

Statement of Cash Flows

The Statement of Cash Flows for the three months ended March 31, 1995 and 1994 has been prepared based on the continuing operations of the Company. As such, the discontinued cash flows of Clark Automotive Products
Corporation ("CAPCO") and VME have been reflected separately within the Statement of Cash Flows.

Contingencies

The Company is self-insured with respect to product liability risk, although insurance coverage is obtained for catastrophic losses. The Company has pending approximately 63 claims, with respect to which approximately 47 suits have been filed alleging damages for injuries or deaths arising from accidents involving products manufactured by the Company's continuing operations. In the aggregate, these claims could be material to the Company. At March 31, 1995, the Company had accruals of approximately $19.5 million related to product liability exposures for known claims and for claims anticipated to have been incurred that have not yet been reported. The accruals have been determined based upon actuarial calculations using historical claims experience. The Company has also recorded a receivable of $5.7 million for expected recoveries from insurance companies.

The Company is involved in numerous other lawsuits arising out of the ordinary conduct of its business. These lawsuits pertain to various matters, including warranties, civil rights, and other issues. The ultimate results of these claims and proceedings at March 31, 1995 are subject to a high degree of estimation and cannot be determined with complete precision. However, in the opinion of management, either adequate provision for anticipated costs has been made through insurance coverage or accruals, or the ultimate costs will not materially effect the consolidated financial position of the Company.

The Company has given certain guarantees to third parties and has entered into certain repurchase arrangements relating to product distribution and product financing activities involving the Company's continuing operations. As of March 31, 1995, guarantees are approximately $29 million and repurchase arrangements relating to product financing by an independent finance company approximate $108 million. It is not practicable to determine the additional amount subject to repurchase solely under dealer distribution agreements.

Under the repurchase arrangements relating to product distribution and product financing activities, when dealer terminations do occur, a newly selected dealer generally purchases the assets of the prior dealer and assumes any related financial obligation. Accordingly, the risk of loss to Clark is minimal, and historically Clark has incurred only immaterial losses relating to these arrangements.

The Company enters into forward exchange contracts to protect margins on projected future sales denominated in foreign currencies. Settlement dates on executed contracts are generally not more than 18 months in advance of the original execution date. In the first quarter 1995 results, a pre-tax reserve of $5.8 million was recorded on foreign exchange contracts.
Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of contract delivery and the contracted rate. The Company believes that future sales revenue will generate sufficient foreign currency to meet these commitments.

The Company is or may be liable for other matters, including contingencies related to the sale of its forklift truck business, Clark Material Handling Company ("CMHC"), and environmental issues (see pages 13 - 15 "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview:

Organizational Developments

Acquisitions:

In May 1994, the Company acquired the stock of Blaw-Knox Construction Equipment Corporation ("Blaw-Knox"), a leading manufacturer of asphalt pavers, for approximately $145 million. If the Company had acquired Blaw-Knox at January 1, 1994, sales in the first quarter of 1994 would have increased by approximately $26.3 million and net income would have increased by approximately $2.2 million.

The Company acquired the stock of Club Car, Inc. ("Club Car"), a leading manufacturer of golf cars and utility vehicles on March 13, 1995 for approximately $245 million (net of cash acquired). Included in the first quarter of 1995 sales are sales of approximately $12 million related to Club Car. Club Car's operations had an immaterial effect on the 1995 first quarter income.

Sale of VME:

On April 13, 1995, the Company sold its interest in VME Group N.V. ("VME"), its 50 percent owned construction equipment joint venture, to A.B. Volvo for $573 million. Clark is expected to net approximately $430 million after expenses and taxes and realize a gain on the transaction of approximately $270 million. Clark filed a Form 8-K on April 21, 1995 showing the pro forma effects of this transaction on the December 31, 1994 balance sheet (after adjustments for the Club Car acquisition).

The first quarter results of VME are included in Clark's first quarter results as a discontinued operation. VME's results have been included to reflect Clark's continued ownership of VME through March 31, 1995. The remaining gain to be recorded on the sale of VME, after the recognition of VME's first quarter results, is approximately $250 million.

Tender Offer by Ingersoll-Rand:

On April 9, 1995, Clark and Ingersoll-Rand Company ("IR") entered into a Merger Agreement. Pursuant to the terms of this Merger Agreement, IR agreed to increase to $86 per share the purchase price offered under its tender offer to purchase 100% of the stock of Clark. The tender offer was originally scheduled to expire on May 5, 1995 but has been extended to May 19, 1995 to allow additional time for completion of review of the transaction by the Antitrust Division of the Justice Department. If a change of control occurs under the tender offer, certain additional liabilities will result under officer and employee benefit plans. The liabilities resulting from these change of control provisions will be reflected in the Company's financial statements if and when a change of control occurs and will be material to future results of operations. The Company also expects to incur expenses of approximately $18 million in connection with the IR tender offer and merger if they are consummated.

General Discussion of First Quarter Performance

First quarter 1995 sales increased $108.0 million, or 52.6 percent, over first quarter 1994 sales. The increase was the result of improved sales levels at both Clark-Hurth and Melroe and includes incremental sales of approximately $44.3 million as a result of the acquisition of Blaw-Knox in May of 1994 and Club Car in mid-March of 1995. Net income for the first quarter 1995 was $40.4 million, or $2.34 per share, compared to $26.9 million, or $1.54 per share, in the first quarter of the prior year. Net income from continuing operations increased to $20.1 million, or $1.16 per share, compared to earnings of $12.3 million, or $0.70 per share, in the first quarter of 1994. The first quarter of 1995 earnings were negatively impacted by two unusual factors: first, a pre-tax expense of $6.7 million from stock appreciation rights due to the increase in the price of Clark stock, and second, a pre-tax reserve of $5.8 million was recorded on foreign exchange contracts which should be recovered in future periods.
Two special offsetting, pre-tax items, each approximating $4 million, were recorded in the first quarter of 1994. These items were an expense related to stock appreciation rights, and a gain on the sale of certain overseas bonds whose value had been written down in previous years. Net income from discontinued operations (principally VME) was $20.3 million, or $1.18 per share, in the first quarter 1995 and $14.6 million, or $0.84 per share, in the same period of 1994.

Results of Operations:

Sales in the first quarter of 1995 were $313.1 million compared with $205.2 million in the first quarter of 1994. The sales increase of $108.0 million relates mostly to volume improvements and includes incremental sales of $44.3 million as a result of the acquisition of Blaw-Knox in May of 1994 and Club Car in mid-March of 1995. Minor price increases also contributed to the sales increase. Favorable foreign currency translation impacts increased sales by about $5.6 million. Excluding Blaw-Knox and Club Car sales, North American sales increased by $35.5 million, or 25.2 percent, in the first quarter of 1995 when compared with the first quarter of 1994 and overseas sales increased $28.2 million, or 44.8 percent, when comparing the same periods.

Gross margins were $66.4 million, or 21.2 percent of sales in the first three months of 1995 compared with $43.1 million, or 21.0 percent of sales in the same period of 1994. The gross margin in 1995 has been negatively impacted by the recording of $6.6 million of foreign currency translation and exchange losses compared with losses of $0.2 in the first quarter of 1994. Excluding this impact, the gross margins as a percentage of sales would have been 23.3 percent in the first quarter of 1995 compared with
21.1 percent in the first quarter of 1994, reflecting improved capacity utilization.

Selling, general and administrative expenses were $35.1 million, or 11.2 percent of sales, in the first quarter of 1995 compared with $25.5 million, or 12.5 percent of sales, in the first three months of 1994. The increase in the expense level was principally related to stock appreciation rights and the inclusion of Blaw-Knox and Club Car in the 1995 expenses. The decrease as a percentage of sales resulted from higher sales levels and the fixed nature of certain of these expenses.

Operating income from continuing operations increased to $31.3 million from the 1994 first quarter level of $17.5 million. Operating income as a percentage of sales was 10.0 percent in the first three months of 1995 and
8.5 percent in the same period of 1994. The increased level of operating income is attributable to higher sales and higher gross margins, partially offset by increases in selling, general and administrative expenses.

Other income decreased by $2.6 million from the first quarter 1994 level to $4.5 million. This decrease was principally due to 1994 including a gain of about $4.2 million on the sale of certain overseas bonds. Interest income in the first quarter of 1995 increased $1.5 million over the comparable 1994 period due to higher average interest rates.

Interest expense for the first quarter of 1995 decreased $0.2 million when compared to the same period of 1994, although short-term debt increased by $85 million as a result of a loan obtained by the Company near the end of the 1995 quarter for the purchase of Club Car. This loan was repaid with proceeds from the sale of VME in April 1995.

Pre-tax income from continuing operations in the first three months of 1995 was $30.4 million compared to $19.0 million for the same period of 1994. The improved results reflect higher sales and improved gross margins, partially offset by increases in selling, general and administrative expenses.

Tax provisions of $10.3 million and $6.7 million were recorded in the respective first three month periods of 1995 and 1994. The effective tax rate for the period in 1995 was 34.0 percent which is somewhat less than the U.S. statutory rate as a result of the expected utilization of certain previously unrecognized foreign net operating loss carryforwards. The 1994 first quarter rate was 35.1 percent which approximated the U.S. statutory rate.

Discontinued operations, which includes the operations of VME, recorded income of $20.3 million and $13.2 million for the first three months of 1995 and 1994, respectively. The 1994 first quarter also included $1.4 million of income from Clark Automotive Products Corporation ("CAPCO"), a Brazilian transmission manufacturer sold in the second quarter of 1994.

Including the discontinued operations, Clark recorded income of $40.4 million, or $2.34 per share, in the first quarter of 1995 and $26.9 million, or $1.54 per share, for the same period of 1994.

Contingencies:

Environmental

The Company is involved in environmental clean-up activities or litigation in connection with eight former waste disposal sites and four former plant locations. The Company is also involved in an environmental clean-up action at one current location. Additionally, the Company is a defendant in a lawsuit filed by the United States Environmental Protection Agency
(EPA) that seeks civil penalties for alleged violations of the Clean Water Act, arising out of the discharge of certain metal finishing wastewaters generated at a current plant operating site.

At each of the eight waste disposal sites, Clark contracted with independent waste disposal operators to properly handle the disposal of its waste. The EPA also has identified other parties responsible for clean-up costs at the waste disposal sites. The Company has and will continue to accrue for these costs when the liability can be reasonably estimated. As of March 31, 1995, the Company had reserves of approximately $15.4 million for potential future environmental clean-up costs. The environmental reserves represent Clark's current estimate of its liability for environmental clean-up costs and are not reduced by any possible recoveries from insurance companies. The Company's estimate of its liability is based upon: 1) the estimated costs of investigating and remediating the environmental contamination at each site and 2) the Company's estimated share of the liability at the site. Estimated costs of remediation can change as the site investigation and remediation progresses and additional information becomes available. Further, these estimated costs can change if the selected remedial action at a site is not effective and additional work is required. In addition, the development of new remediation technologies could impact these costs.

In estimating its share of the potential liability at a site, the Company takes into account the contributions to the clean-up costs that will be paid by other potentially responsible parties. The Company's share of the potential liability could therefore change if other potentially responsible parties become financially insolvent or dispute their liability. As a result of the possibility of changes in remedial cost estimates and in the Company's share of liability, the Company continually monitors the adequacy of its reserves and makes adjustments as necessary. Based upon the information presently available to it, the Company does not believe that it will incur any material costs in excess of the amount of its reserves as a result of any such changes.

Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, it believes that the recorded reserve levels are appropriate estimates of the potential liability for environmental clean-up costs. Further, management believes that the additional maximum exposure level in excess of the recorded reserve level would not be material to the financial condition of the Company. Although settlement of the reserves will cause future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. The Company's expenditures in the first quarter of 1995 relating to environmental compliance and clean-up activities approximated $0.6 million.

Sale of Clark Material Handling Company ("CMHC")

The Company sold its forklift truck business, CMHC, to Terex Corporation ("Terex") in 1992. As part of the sale, Terex and CMHC assumed substantially all of the obligations of the Company relating to CMHC operations, including: 1) contingent liabilities of the Company with respect to floor plan and rental repurchase agreements, 2) certain guarantees of obligations of third parties, and 3) existing and future product liability claims involving CMHC products. In the event that Terex and CMHC fail to perform or are unable to discharge any of the assumed obligations, the Company could be required to discharge such obligations.

     1) Repurchase Agreements

     At the time of the sale, the Company had agreed with an independent finance company to repurchase approximately $220 million of CMHC dealer floor plan and rental inventory in the event of a default by individual dealers for whom the inventory was financed. Since the sale, dealer floor plan and rental inventory obligations have been liquidating in the normal course of business and stand at approximately $34.4 million at March 31, 1995. These obligations will continue to liquidate in an orderly fashion. The Company will not be required to perform these repurchase obligations unless the dealer defaults on the underlying obligations and Terex and CMHC default on their repurchase obligations. Should that occur, the collateral value securing the obligations should be sufficient to reduce any loss to an immaterial amount.

     2) Third Party Guarantees

     The Company has guaranteed approximately $13.5 million of obligations of third parties relating to the CMHC operation. Approximately $8.2 million of these guarantees relate to national account rental arrangements with a number of large, creditworthy customers. Approximately $5.3 million relate to capital loans given by a finance company to independent CMHC dealers, which are secured by a lien on substantially all of the dealer's assets. These guaranteed obligations are expected to liquidate over time. The Company believes, based on experience, that the national account customers and dealers, who are the primary obligors, will meet their obligations, resulting in immaterial losses to the Company regardless of whether CMHC and Terex are able to perform their obligations.

     3) Product Liability Claims

     CMHC had approximately $45 million of accruals relating to existing product liability claims at the time of the sale. Future accidents are likely to occur, which could result in increased product liability exposure over time. The Company could incur losses relating to these product liability claims if CMHC and Terex fail to perform their obligations. The impact of any such losses would be mitigated by available tax benefits and by insurance coverage that is available for catastrophic losses. Cash settlement of product liability claims are generally made over extended periods of time, thereby significantly reducing the impact of cash flow in any one year.

Uncertainty exists as to the ultimate effect on Clark if Terex and CMHC fail to perform these obligations and commitments. While the aggregate losses associated with these obligations could be material, the Company does not believe such an event would materially effect the Company's ability to meet its cash requirements.

In its 1994 annual report on Form 10-K, Terex reported that it earned income of approximately $.5 million for the year ended December 31, 1994. Included in this income are pre-tax gains of approximately $31 million from the sale of non-strategic assets. Further, at December 31, 1994, Terex had deficit shareholder investment of approximately $56 million. In their report on the financial statements of Terex, Terex's independent accountants, Price Waterhouse LLP, indicate that Terex is required to make significant debt repayments in 1995, which it is seeking to refinance.

Other:

Clark has certain other contingent liabilities which have arisen in the normal course of business. These are discussed further in the Notes to the Financial Statements on pages 9 and 10.

Liquidity and Capital Resources:

At March 31, 1995, the Company's cash and short-term investments amounted to $47.0 million compared with $228.6 million at December 31, 1994. The decrease in cash is principally due to the expenditure of approximately $245 million (net of cash acquired) for the purchase of Club Car, partially offset by proceeds from a short-term loan of $85 million in mid-March.
Cash usage from all other activities was approximately $22 million.

In April of 1995, the Company received $573 million related to the sale of VME to A.B. Volvo and approximately $35 million from the repayment by VME of a subordinated loan previously made to VME by the Company. This cash will be partially used to pay taxes and expenses related to the sale (approximately $143 million). A portion of these proceeds were also used in April of 1995 to repay the $85 million line of credit borrowing which was used to partially fund the acquisition of Club Car. It is expected that the remainder of this cash and the Company's other cash on hand will be used by Ingersoll-Rand to partially fund its acquisition of Clark's stock under its tender offer.

Capital Investment:

Capital expenditures were $16.7 million in the first three months of 1995 as compared to $7.0 million in the first three months of 1994. A comparative breakdown of expenditures is as follows:

                                              In Millions
                                             1995      1994
By Type:
.  Capital facilities and equipment          $14.1     $ 6.0
.  Tooling                                     2.6       1.0
     Total                                   $16.7     $ 7.0

By Location:
.  North America                             $14.1     $ 2.9
.  Foreign locations                           2.6       4.1
     Total                                   $16.7     $ 7.0

Depreciation of fixed assets was $9.1 million in the first three months of 1995 as compared to $7.5 million in the first three months of 1994.

The increase in the 1995 expenditures over the 1994 level is largely due to the continuing expansion at the Melroe business unit's Gwinner, North Dakota facilities. The $15.0 million project is slated for completion in mid-1995.

Capitalization:

At March 31, 1995, debt as a percentage of total capitalization (total debt and stockholders' equity) was 42.1 percent compared with 32.5 percent at December 31, 1994. The increase in the ratio relates to increased debt ($85.0 million from the short-term loan plus $39.7 million of Club Car debt assumed in the acquisition), partially offset by increased stockholders' equity ($17.2 million). Total debt at March 31, 1995 increased to $341.3 million from the December 31, 1994 level of $217.4 million. Stockholders' equity per share was $27.44 at March 31, 1995 and $25.98 at December 31, 1994.

                  SELECTED FINANCIAL DATA - VME GROUP N.V.


In 1985 a joint venture was formed combining the construction machinery businesses of Clark Equipment Company and AB Volvo of Sweden. VME Group N.V. ("VME") was owned 50 percent each by Clark and Volvo as a result of their contribution of ownership in their construction machinery subsidiaries VME Americas Inc. (then Clark Michigan Company) and VME Holding Sweden AB (then Volvo BM AB), respectively.

On April 13, 1995, Clark sold its interest in VME to Volvo A.B. for $573 million. The first quarter results of Clark include in "Discontinued Operations", the results of VME through March 31, 1995. These results have been included to reflect Clark's continued ownership of VME through March 31, 1995.

Following are condensed consolidated financial data of VME (amounts in millions):

Three Month Period ended March 31:            1995      1994

Sales                                        $439.5    $327.6

Income before income taxes                     57.9      40.3

Provision for income taxes                     16.7      13.5

Net Income                                   $ 41.2    $ 26.8


VME's sales during the first quarter of 1995 were $439.5 million, up $111.9 million from $327.6 million in the first quarter of 1994.

The North American market remained at a high level throughout the first quarter of 1995 but is expected to decline in the second half of the year.

The market conditions in Europe continued to improve in the beginning of 1995. The market improved substantially in the Scandinavian countries and Spain, but remained flat for Great Britain compared to the same period in the preceding year.

VME recorded net income of $41.2 million in the first quarter of 1995 compared to net income of $26.8 in the same period of 1994, an increase of $14.4 million.

The pre-tax income for the first three months of 1995 was $57.9 million compared to $40.3 million for the same period in the preceding year.

The improved performance resulted mainly from higher unit volumes, improved price realization, favorable product mix and the past years' restructuring activities and cost reduction projects. The improved performance was partly offset by higher cost for outsourcing, increased cost for direct material and negative exchange deviations.

Total assets of VME were $1,027.2 at March 31, 1995, an increase of $172.7 million from $854.5 million at March 31, 1994. The increase resulted mainly from higher trade receivables and inventories resulting from the higher sales volumes.

                           EXHIBITS LIST AND INDEX



                                               Filed Herewith Unless
Exhibit         Description                    Otherwise Indicated

(2)(a)    Agreement and Plan of         Incorporated by reference
          Merger dated as of            to Exhibit (c)(1) to the
          February 3, 1995 by and       Registrant's Schedule
          among Clark Equipment         14D-1 and Schedule 13D
          Company, Clark Acquisition    dated February 8, 1995
          Sub, Inc. and Club Car,
          Inc.

(2)(b)    Stock Purchase Agreement      Incorporated by reference
          dated as of March 5, 1995     to Exhibit (2)(e) to
          by and among Aktiebolaget     Registrant's Form 10-K
          Volvo, Clark Equipment        for the year 1994
          Company and Clark Hurth
          Components Marketing Company

(2)(c)    Agreement and Plan of         Incorporated by reference
          Merger dated as of            to Exhibit 8 to Registrant's
          April 9, 1995 by and          Schedule 14D-9 dated
          among Ingersoll-Rand          April 12, 1995
          Company, CEC Acquisition
          Corp. and Clark Equipment
          Company

(10)(a)   Amendment dated as of         Incorporated by reference to
          March 28, 1995 to employ-     Exhibit 5 to Registrant's
          ment contract with Leo J.     Schedule 14D-9 dated April 12,
          McKernan, Chairman,           1995
          President and Chief
          Executive Officer dated
          November 12, 1992

(10)(b)   Employment contract with      Incorporated by reference to
          Frank M. Sims, Director       Exhibit (10)(b) to Registrant's
          and Senior Vice President     Form 10-K for the year 1994
          dated February 15, 1995

(10)(c)   Amendment dated as of         Incorporated by reference to
          March 28, 1995 to employ-     Exhibit 5 to Registrant's
          ment contract with Frank      Schedule 14D-9 dated April 12,
          M. Sims, Director and         1995
          Senior Vice President
          dated February 15, 1995

(10)(d)   Amendment dated as of         Incorporated by reference to
          March 28, 1995 to employ-     Exhibit 5 to Registrant's
          ment contract with Thomas     Schedule 14D-9 dated April 12,
          L. Doepker, Vice President    1995
          and Treasurer dated
          November 12, 1992

                                               Filed Herewith Unless
Exhibit         Description                    Otherwise Indicated

(10)(e)   Amendment dated as of         Incorporated by reference to
          March 28, 1995 to employ-     Exhibit 5 to Registrant's
          ment contract with Bernard    Schedule 14D-9 dated April 12,
          D. Henely, Vice President,    1995
          General Counsel and
          Secretary dated November 12,
          1992

(10)(f)   Amendment dated as of         Incorporated by reference to
          March 28, 1995 to employ-     Exhibit 5 to Registrant's
          ment contract with William    Schedule 14D-9 dated April 12,
          N. Harper, Vice President     1995
          and Controller dated
          November 12, 1992

(10)(g)   Amendment No. 1 to Clark      Incorporated by reference to
          Equipment Company Supple-     Exhibit (10)(s) to Registrant's
          mental Retirement Income      Form 10-K for the year 1994
          Plan for Certain Executives

(10)(h)   Amendment No. 2 to Clark      Incorporated by reference to
          Equipment Company Supple-     Exhibit (10)(t) to Registrant's
          mental Retirement Income      Form 10-K for the year 1994
          Plan for Certain Executives

(10)(i)   Amendment No. 1 to Clark      Incorporated by reference to
          Equipment Company Supple-     Exhibit (10)(w) to Registrant's
          mental Executive Retirement   Form 10-K for the year 1994
          Plan

(10)(j)   Amendment No. 2 to Clark      Incorporated by reference to
          Equipment Company Supple-     Exhibit (10)(x) to Registrant's
          mental Executive Retirement   Form 10-K for the year 1994
          Plan

(10)(k)   Form of Participation Agree-  Incorporated by reference to
          ment for Clark Equipment      Exhibit (10)(y) to Registrant's
          Company Supplemental          Form 10-K for the year 1994
          Retirement Income Plan
          for Certain Executives

(10)(l)   Form of Participation Agree-  Incorporated by reference to
          ment for Clark Equipment      Exhibit (10)(z) to Registrant's
          Company Supplemental          Form 10-K for the year 1994
          Executive Retirement Plan

(10)(m)   Form of Grant Letter used            --
          to award Performance Units
          in March 1995

(10)(n)   Form of Grant Letter used            --
          to award Stock Options in
          March 1995

(27)      Financial Data Schedules             --

                                               Filed Herewith Unless
Exhibit         Description                    Otherwise Indicated

(99)      Computation of Ratio of              --
          Earnings to Fixed Charges
          for the three months ended
          March 31, 1995